Form 10-Q
period 1994-01-31
NCH CORP
filed 1994-03-10
CIK 69960

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended January 31, 1994           Commission file number 1-5838
                  ----------------                                  ------



                                NCH CORPORATION
- --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                   75-0457200
- ---------------------------------           -------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


       P.O. Box 152170
     2727 Chemsearch Blvd.
          Irving, TX                                   75015-2170
- --------------------------------            ------------------------------
 (Address of principal                              (Zip Code)
    executive offices)

Registrant's telephone number, include area code        (214) 438-0211
                                                 -------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at March 7, 1994
- -------------------------------              -----------------------------
  Common Stock, $1 par value                            8,279,419
  --------------------------                            ---------

                                NCH CORPORATION

                                     INDEX


                                                                   Page No.

Part I.         Financial Information:

        Consolidated Balance Sheets --
          January 31, 1994 and April 30, 1993                        3

        Consolidated Statements of Income --
          Three Months and Nine Months
            Ended January 31, 1994 and 1993                          4

        Consolidated Statements of Cash Flows --
          Nine Months Ended January 31, 1994 and 1993                5

        Notes to Consolidated Financial Statements              6 -  7

        Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8 - 12


Part II.        Other Information                                   13

                        NCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (In Thousands Except Share and Per Share Data)
                                  (Unaudited)
                                                     January 31, April 30,
                                                        1994       1993
                                                     ----------  ---------
Assets
Current Assets
  Cash and cash equivalents                          $ 35,974    $ 28,620
  Marketable securities                                83,071      94,877
  Accounts receivable, net                            129,061     133,014
  Inventories                                          80,478      72,191
  Prepaid expenses                                      7,534       6,426
                                                     --------    --------
     Total Current Assets                             336,118     335,128
                                                     --------    --------
Property, Plant and Equipment                         176,485     170,720
  Accumulated depreciation                             92,556      87,579
                                                     --------    --------
                                                       83,929      83,141
                                                     --------    --------
Deferred Income Tax Benefit                            33,903      29,434
                                                     --------    --------
Other                                                  14,516      19,673
                                                     --------    --------
     Total                                           $468,466    $467,376
                                                     ========    ========
Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable to banks                             $  2,287    $  3,241
  Current maturities of long-term debt                  1,777       2,101
  Accounts payable                                     46,757      45,374
  Accrued expenses                                     22,962      21,330
  Income taxes payable                                 16,738      18,127
  Dividends payable                                     2,068       2,081
                                                     --------    --------
     Total Current Liabilities                         92,589      92,254
                                                     --------    --------
Long-term Debt, less current maturities                 6,746       8,795
                                                     --------    --------
Retirement and Deferred Compensation Plans             83,457      80,026
                                                     --------    --------
Stockholders' Equity
  Common stock, par value $1 per share, authorized
     20,000,000 shares.  Issued 11,769,304 shares      11,769      11,769
  Additional paid-in capital                            6,304       6,065
  Retained earnings                                   386,610     378,518
  Foreign currency translation adjustment             (22,849)    (17,022)
                                                     --------    --------
                                                      381,834     379,330
  Less treasury stock
     (3,495,612 and 3,447,153 shares)                  96,160      93,029
                                                     --------    --------
                                                      285,674     286,301
                                                     --------    --------
     Total                                           $468,466    $467,376
                                                     ========    ========

The accompanying notes are an integral part of these financial statements.

                        NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)
                                 Three Months Ended      Nine Months Ended
                                      January 31,            January 31,
                                --------------------    -------------------
                                  1994         1993       1994        1993
                                --------    --------    --------   --------
Net Sales                       $170,615    $168,736    $503,424   $513,200
                                --------    --------    --------   --------
Operating Expenses
  Cost of sales, including
     warehousing & commissions    91,746      85,331     264,026    257,033
  Marketing & administrative
      expenses                    69,573      70,854     203,149    209,748
                                --------    --------    --------   --------
                                 161,319     156,185     467,175    466,781
                                --------    --------    --------   --------
Operating Income                   9,296      12,551      36,249     46,419

Other (Expenses) Income
  (Loss)/gain on revaluation of
     foreign currencies              104        (462)         96     (1,910)
  Net interest income                208         893       1,263      3,636
                                 -------    --------    --------   --------
Income before Income Taxes         9,608      12,982      37,608     48,145

Provision for Income Taxes         3,882       5,329      15,054     19,628
                                 -------    --------    --------   --------
Net Income                       $ 5,726    $  7,653    $ 22,554   $ 28,517
                                 =======    ========    ========   ========
Weighted Average Number of
  Shares Outstanding               8,273       8,302       8,278      8,291
                                   =====       =====       =====      =====
Earnings Per Share                 $ .69       $ .92       $2.72      $3.44
                                   =====       =====       =====      =====
Cash Dividend Paid Per Share       $1.25       $1.25       $1.75      $1.75
                                   =====       =====       =====      =====
Cash Dividend Declared Not Paid    $ .25       $ .25       $ .25      $ .25
                                   =====       =====       =====      =====






The accompanying notes are an integral part of these financial statements.

                         NCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                              January 31,
                                                         --------------------
                                                           1994        1993
                                                         --------    --------
Cash Flows from Operating Activities
 Net Income                                              $ 22,554   $ 28,517
 Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization                           9,977      9,834
    Provision for losses on accounts receivable             5,384      6,702
    Deferred income taxes                                  (3,239)    (1,617)
    Retirement and deferred compensation plans              5,399      4,153
    Changes in assets and liabilities, excluding net
          assets acquired in the purchase of businesses:
       Accounts receivable                                 (5,200)    (2,774)
       Inventories                                         (8,528)    (1,457)
       Prepaid expenses                                    (1,352)    (1,484)
       Current liabilities (except short-term debt)         1,207     (5,057)
    Other                                                   1,103        535
                                                         --------   --------
    Net cash provided by operating activities              27,305     37,352
                                                         --------   --------

Cash Flows from Investing Activities
 Sales of property, plant and equipment                       528        633
 Purchases of property, plant and equipment               (10,919)   (13,006)
 Redemptions of marketable securities                      34,273     36,815
 Purchases of marketable securities                       (22,467)   (27,095)
 Acquisitions of businesses                                (3,654)    (1,129)
 Purchases of intangible assets                            (2,203)    (1,941)
 Other                                                        (25)         -
                                                         --------   --------
    Net cash used in investing activities                  (4,467)    (5,723)
                                                         --------   --------
Cash Flows from Financing Activities
 Proceeds from notes payable                                1,635      3,242
 Payments of notes payable                                 (2,436)    (1,297)
 Payments of long-term debt                                (2,065)    (4,641)
 Borrowing of cash surrender values                         7,758          -
 Payments of dividends                                    (14,475)   (14,518)
 Purchase of treasury stock                                (3,422)         -
 Proceeds from exercise of stock options                      222      1,471
                                                         --------   --------
    Net cash used in financing activities                 (12,783)   (15,743)
                                                         --------   --------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                      (2,701)    (3,955)
                                                         --------   --------
Net Increase in Cash and Cash Equivalents                   7,354     11,931

Cash and Cash Equivalents at Beginning of Year             28,620     31,707
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 35,974   $ 43,638
                                                         ========   ========
The accompanying notes are an integral part of these financial statements.

                       NCH CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


1. Basis of Presentation
   ---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of January 31, 1994, and April 30, 1993, the results of its operations for the nine months ended January 31, 1994 and 1993, and cash flows for the nine months then ended.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1993 NCH Corporation Report to the Shareholders, which is included in Part II of Form 10-K.

The results of operations for the nine month period ended January 31, 1994, are not necessarily indicative of the results to be expected for the full year.


2. Inventories
   -----------

Inventories consisted of the following (in thousands of dollars):

                                                  January 31,   April 30,
                                                     1994         1993
                                                  ----------    ---------
    Raw Materials                                  $12,683      $12,611
    Finished Goods                                  65,498       57,333
    Sales Supplies                                   2,297        2,247
                                                   -------      -------
                                                   $80,478      $72,191
                                                   =======      =======

3.  Earnings Per Common Share
    -------------------------

Earnings per common share are based upon the weighted average number of common shares outstanding during the period.


4.  Supplemental Cash Flow Information
    ----------------------------------

Cash payments for interest for the nine months ended January 31, 1994 and 1993, were $2,691,000 and $1,855,000, respectively. Cash payments for income taxes were $20,308,000 and $21,757,000 for the same periods, respectively.

5.  Income Taxes
    ------------

    On May 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As permitted under SFAS No. 109, the Company elected not to restate the financial statements of prior years.

    The effect of adoption of SFAS No. 109 was not material to the Company's financial position as of May 1, 1993.

    SFAS No. 109 requires a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    Under SFAS No. 109, the effect on the deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The effect of the recent enacted change in U.S. corporate income tax rates was recorded in the operating results for the second quarter as an immaterial increase to net income.

                       NCH CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

  In the nine months ended January 31, 1994, working capital increased slightly to $243.5 million from $242.9 million at April 30, 1993, and the current ratio remained even at 3.6 to 1 at both January 31, 1994, and April 30, 1993. The total of cash, cash equivalents and marketable securities decreased by $4.5 million in the first nine months to $119.0 million at January 31, 1994. Net cash flow from operations totaled $27.3 million. Principal uses of cash consisted of net capital expenditures of $10.4 million, the repurchase of 55,900 shares of the Company's stock for $3.4 million, payment of dividends of $14.5 million and a net repayment of debt amounting to $2.9 million. Additional funds of $7.8 million were provided by the borrowing of cash surrender values of company-owned life insurance policies on key employees. During the third quarter, the Company purchased the assets of two small businesses amounting to $3.7 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

  The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at November 30, 1993, compared to February 28, 1993. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $17.0 million reduction of equity at April 30, 1993, to a $22.8 million reduction of equity at January 31, 1994.

  Accounts receivable decreased by $4.0 million, and inventories increased by $8.3 million in the nine months ended January 31, 1994, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. These changes include the addition of $.9 million of accounts receivable and $.7 million of inventories acquired in the purchase of the assets of two small businesses, as well as the effect of exchange rate changes in the first nine months of fiscal 1994. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first nine months was to decrease the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories presented in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows that accounts receivable decreased by $.2 million, while inventories increased by $8.5 million during the nine months ended January 31, 1994. These amounts also exclude the accounts receivable and inventories acquired in the purchase of the assets of two small businesses, which is shown separately in the Consolidated Statements of Cash Flows as an investing activity. The decrease in accounts receivable was due primarily to decreased international accounts receivable as a result of continued weak economic conditions in many of the countries in which the Company operates. This was partially offset, however, by an increase in domestic accounts receivable, as a result of higher domestic sales in the third quarter compared to the fourth quarter of the prior year. Inventory levels increased primarily as a result of sales growth in several of the Company's domestic operations, requiring higher inventory levels.

  Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $1.2 million when measured exclusive of the effect of exchange rate changes, and increased by $1.6 million as reported on the Consolidated Balance Sheets. The increase, exclusive of the effect of exchange rate changes, was primarily in accounts payable and accrued expenses and was the result of sales growth in several of the Company's domestic operations.

  Net expenditures for property, plant and equipment, excluding net assets acquired in the purchase of businesses, amounted to $10.4 million for the nine months ended January 31, 1994, and consisted of normal additions of data processing and operating equipment and completion of a manufacturing facility in the U.S. Property, plant and equipment acquired in the purchase of the assets of two small businesses amounted to $.9 million and is included in the Consolidated Statements of Cash Flows as an investing activity. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to decrease those reported values.

  Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased exclusive of the effect of exchange rate changes by $2.9 million during the nine months ended January 31, 1994. The decrease was due primarily to a scheduled payment on a French Franc denominated loan made in the U.S., and to the maturation and repayment of loans in two of the Company's European subsidiaries. The bank indebtedness presented in the Consolidated Balance Sheets was also affected by currency translation, and shows a $3.3 million decrease in bank indebtedness. During the first quarter, the Company received $7.8 million proceeds from the borrowing of cash surrender values of company-owned life insurance policies on key employees.

  On January 19, 1994, the directors of the Company declared a regular quarterly dividend of $.25 per share of common stock payable March 15, 1994, to shareholders of record March 1, 1994. On September 14, 1993, the directors of the Company declared a special dividend of $1.00 per share of common stock, which was paid on December 15, 1993. Cash dividends paid during the first nine months of the fiscal year amounted to $14.5 million.

Operating Results
- --------- -------

Third Quarter Comparison - Prior Year

  Net sales for the third quarter increased 1% to $170.6 million in the current year as compared with $168.7 million reported in the same quarter of the last fiscal year. Domestically, net sales increased 18% from the prior year. International net sales, when measured on a local country currency basis, decreased approximately 3%, however, the strength of the U.S. dollar further reduced comparative net sales, resulting in a decrease of 13% as reported in U.S. dollars.

  Operating expenses, as a percent of net sales, increased in the current quarter to 94.6% compared to 92.6% in the third quarter last year. Operating expenses increased as a percent of net sales due to the local currency sales decrease in the international operations, offset partially by improved operating ratios in the Company's domestic operations. As a result, operating income before other expenses and income taxes for the quarter ended January 31, 1994, was 5.4% of net sales compared to 7.4% of net sales for the quarter ended January 31, 1993.

  In the quarter ended January 31, 1994, net interest income was $.2 million compared to $.9 million in the same quarter of the prior year. The decrease was primarily due to increased interest expense in Brazil in the current year, due to higher debt outstanding and extremely high interest rates. In addition, interest income decreased in the Company's European subsidiaries, as a result of a decrease in average funds invested. The revaluation of foreign currencies amounted to a gain of $.1 million in the third quarter of the current year compared to a loss of $.5 million in the same period of the prior year, due to a gain on translation in several of the hyper-inflationary countries as a result of changes in their net financial position, offset somewhat by exchange losses in several of the Company's European operations in the current year.

  Provision for income taxes was 40.4% of pre-tax income in the third quarter of the current year compared to 41.0% of pre-tax income in the prior year. Net income for the quarter ended January 31, 1994, was 3.4% of net sales compared to 4.5% of net sales in the quarter ended January 31, 1993.


Third Quarter Comparison - Preceding Quarter

  Net sales of $170.6 million for the third quarter of fiscal 1994 were 5% higher than the $163.2 million reported in the second quarter. Domestic net sales were 6% lower in the third quarter than in the second quarter as a result of normal quarter-to-quarter sales fluctuations. International net sales in the third quarter were 21% higher than in the second quarter as a result of normal quarter-to-quarter sales fluctuations, offset somewhat by the negative effect of currency exchange rate changes on sales as reported in U.S. dollars. Operating expenses, as a percent of net sales, increased in the current quarter compared to the preceding quarter primarily as a result of normal quarter-to-quarter operating ratio fluctuations in the Company's domestic operations. As a result, operating income before other expenses and income taxes for the quarter ended January 31, 1994, was 5.4% of net sales compared to 9.0% of net sales in the quarter ended October 31, 1993.

  Net interest income in the three months ended January 31, 1994, amounted to $.2 million compared to $.3 million in the three months ended October 31, 1993. The revaluation of foreign currency amounted to a gain of $.1 million in the third quarter compared to a gain of $.2 million reported in the second quarter.

  Provision for income taxes in the quarter ended January 31, 1994, amounted to 40.4% of pre-tax income compared to 39.2% of pre-tax income in the quarter ended October 31, 1993. The increase in the overall tax rate was due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended January 31, 1994, was 3.4% of net sales compared to 5.7% of net sales in the quarter ended October 31, 1993.



Nine Months Comparison - Prior Year

  Net sales for the nine months ended January 31, 1994, decreased 2% to $503.4 million as compared with $513.2 million reported in the first nine months of the last fiscal year. Domestically, net sales increased 12% in the nine months compared to a year ago. International net sales, when measured on a local country currency basis, decreased approximately 4%, however, the strength of the U.S. dollar further reduced comparative net sales, resulting in a decrease of 15% as reported in U.S. dollars.

  Operating expenses, as a percent of net sales, increased to 92.8% for the nine months of the current year compared to 91.0% for the nine months of the prior year. Internationally, operating expenses increased as a percent of net sales due primarily to the effect of reduced sales volume. Domestically, operating expenses as a percent of net sales decreased slightly due to increased sales volume. As a result, operating income before other expenses and income taxes for the nine months ended January 31, 1994, was 7.2% of net sales compared to 9.0% of net sales for the nine months ended January 31, 1993.

  In the nine months ended January 31, 1994, net interest income was $1.3 million compared to $3.6 million in the first nine months of the prior year. The decrease in net interest income was primarily due to higher interest expense in Brazil due to higher debt outstanding in the current year and extremely high interest rates. In addition, interest income decreased in the Company's European subsidiaries, as a result of a decrease in average funds invested. The revaluation of foreign currencies amounted to a gain of $.1 million in the first nine months of the current year compared to a loss of $1.9 million in the same period of the prior year, due to a gain on translation in Brazil as a result of changes in the net financial position of the Company's Brazilian subsidiaries, offset by exchange losses in several of the Company's European subsidiaries.

  Provision for income taxes was 40.0% of pre-tax income in the first nine months of the current year compared to 40.8% of pre-tax income in the prior year. Net income for the nine months ended January 31, 1994, was 4.5% of net sales compared to 5.6% of net sales for the nine months ended January 31, 1993.

  On May 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As permitted under SFAS No. 109, the Company elected not to restate the financial statements of prior years.

  The effect of adoption of SFAS No. 109 was not material to the Company's financial position as of May 1, 1993.

  SFAS No. 109 requires a change from the deferred method under APB
Opinion 11 to the asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Under SFAS No. 109, the effect on the deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The effect of the recent enacted change in U.S. corporate income tax rates was recorded in the operating results for the second quarter as an immaterial increase to net income.

                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the nine months ended January 31, 1994.




                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 NCH Corporation
                                        --------------------------------
                                                  (Registrant)




Date      March 10, 1994                       /s/Tom Hetzer
     ---------------------------        --------------------------------
                                        Tom Hetzer
                                        Vice President - Finance
                                        (Principal Accounting Officer)