Form 10-K
period 1994-04-30
NCH CORP
filed 1994-07-19
CIK 69960

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended April 30, 1994     Commission file number 1-5838
                          --------------                            ------

                                NCH CORPORATION
- - ------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            DELAWARE                                 75-0457200
- - ----------------------------------- ---------------------------------
 (State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)

        P.O. Box 152170
   2727 Chemsearch Boulevard
         Irving, Texas                             75015
- - ----------------------------------- ---------------------------------
  (Address of principal                         (Zip Code)
   executive offices)

Registrant's telephone number, including area code     (214) 438-0211
                                                    --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
      Title of each class                     which registered
      -------------------                     ----------------
   COMMON STOCK, $1 PAR VALUE            NEW YORK STOCK EXCHANGE
- - ----------------------------------- --------------------------------

Securities registered pursuant to Section 12(g) of the Act:  NONE
                                                           ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  X    No
             ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                           Approximate Aggregate
                               Market Value*        Total Shares
                             of Shares Held by      Outstanding
          Class                Non-affiliates     at June 22, 1994
- - -------------------------- -------------------    ----------------

COMMON STOCK, $1 PAR VALUE    $ 244,693,400            8,277,540
- - --------------------------    --------------           ---------

*The approximate aggregate market value of the common stock held by non-affiliates is based on the closing price of these shares on the New York Stock Exchange on June 22, 1994.


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 1994 Annual Report to the Shareholders and definitive Proxy Statement relating to the Registrant's 1994
Annual Shareholders Meeting are incorporated by reference in Parts II and III of this Form 10-K.

                    DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-K                 Incorporated Document

                                  PART II

Item 5 - Market for the Registrant's  Page 32 of the 1994 Report
Common Equity and Related Shareholder to the Shareholders.
Matters.

Item 6 - Selected Financial Data.     Page 18 of the 1994 Report
                                      to the Shareholders.

Item 7 - Management's Discussion and  Pages 18-20 of the 1994
Analysis of Financial Condition and   Report to the Shareholders.
Operations.

Item 8 - Financial Statements and     Pages 21-32 of the 1994
Supplementary Data.                   Report to the Shareholders.


                                 PART III

Item 10 - Directors and Executive     Pages 2-4 of the Company's
Officers of the Registrant.           Proxy Statement dated June
                                      22, 1994, in connection with
                                      its Annual Meeting to be
                                      held on July 28, 1994.

Item 11 - Executive Compensation.     Pages 5-9 of the Company's
                                      Proxy Statement dated June
                                      22, 1994, in connection with
                                      its Annual Meeting to be
                                      held on July 28, 1994.

Item 12 - Security Ownership of       Pages 11-12 of the Company's
Certain Beneficial Owners and         Proxy Statement dated June
Management.                           22, 1994, in connection with
                                      its Annual Meeting to be
                                      held on July 28, 1994.

Item 13 - Certain Relationships and   Pages 3 & 9 of the Company's
Related Transactions.                 Proxy Statement dated June
                                      22, 1994, in connection with
                                      its Annual Meeting to be
                                      held on July 28, 1994.

                                  PART I


Item 1.  Business.
         --------

  NCH Corporation, a Delaware corporation, and its subsidiaries (herein collectively referred to as the "Company" or "NCH" unless the context requires differently) markets an extensive line of maintenance, repair and supply products to customers throughout the world. Products include specialty chemicals, fasteners, welding supplies, plumbing and electronic parts, and safety supplies. These products are marketed principally through the Company's own sales force. There have been no significant changes in the kind of products produced or marketed by the Company since the beginning of the last fiscal year, although individual products are continually added to and deleted from the product line. Sales are generally consistent throughout the year, with no significant seasonal fluctuations.

  Competitive conditions in the industry involved are severe and the Company believes that no one enterprise or group of enterprises has a dominant or preeminent position in the market. Further, the Company believes that no enterprise has a significant percentage of the market. No informative statement can be made as to the Company's rank in its industry. Not only do other concerns compete in the broad general range of maintenance, repair or supply products, but there are also many competitors who produce one or more products which compete with specific products sold by the Company. Competition in the industry is primarily on the basis of price, service and product performance. The Company's main emphasis is on service and product performance rather than price. Sales of Company products are not dependent upon a limited number of customers, and no particular customer accounts for as much as 1/2% of sales.

  Qualified sales representatives are crucial to the Company's operations. In addition to industry competition, the Company competes with the entire business community for qualified sales representatives. This competition has been, and remains, severe. The Company has a required formal training program for its sales representatives consisting of in-house and field training. Turnover of new sales representatives in the first year is estimated to be approximately 83%, based on the Company's experience in the last three years. The cost of recruiting and training sales representatives was approximately $47.5 million, $46.2 million and $44.9 million for the years ended April 30, 1994, 1993 and 1992, respectively.

  The products that the Company markets are readily available from numerous sources. The Company buys raw materials and finished products from a large number of suppliers, none of whom would materially impact the sales or earnings of the Company should they cease to be a source of supply. In some foreign countries, licensees manufacture specialty chemical products for marketing by the Company's subsidiaries.

  Patents, franchises and concessions have not played an important role in the Company's business. Trademarks are extensively used on products, and are useful but not of paramount importance.

  As of the end of its last fiscal year the Company employed 10,378 persons. The Company employs 74 professional or technical persons on its laboratory staff ranging from Ph.D's to nongraduate chemical technicians. Although the laboratory staff spends time on research activities relating to the development of new products or services and the improvement of existing products or services, the staff is also engaged in quality control and customer service activities. Costs cannot be broken down between these various activities. The approximate amounts spent on laboratory operations in the years ended April 30, 1994, 1993 and 1992, were $4.4 million, $3.9 million and $3.4 million, respectively. All laboratory costs, including research and development, are expensed as incurred.

  The Company is subject to various federal, state and local laws and regulations affecting businesses in general, including environmental laws and regulations. Complying with all laws and regulations has not materially affected the Company's competitive position, earnings or capital expenditures. All laws and regulations are subject to change and the Company cannot predict what effect, if any, changes might have on its business.

  International sales are conducted through subsidiaries in Europe, Canada, Latin America, Australia and the Far East. Intercompany sales and profits have been eliminated from the following schedule. Corporate expenses are allocated between the geographic areas. Identifiable assets are those identified with the operations in each geographic area. Corporate assets includes portions of cash and cash equivalents and marketable securities.

  Financial information by geographic area, in thousands of dollars, follows for the years ended April 30:

                      United                Other
                      States   Europe   International     Consolidated
                     -------- --------  -------------     ------------
1994
Net Sales           $381,949  $222,214    $75,824        $679,987
Net Income (Loss)     20,474    12,818     (2,085)         31,207
Identifiable Assets  218,573   117,316     36,049         371,938
Corporate Assets                                          113,285

1993
Net Sales           $336,471  $267,280     $76,186       $679,937
Net Income            19,030    16,952       1,631         37,613
Identifiable Assets  194,976   131,986      34,790        361,752
Corporate Assets                                          105,624

1992
Net Sales           $313,256  $271,388     $86,161       $670,805
Net Income            17,332    20,721       1,382         39,435
Identifiable Assets  183,121   155,012      37,234        375,367
Corporate Assets                                           95,460

  Sales between geographic areas and export sales from the United
States are immaterial and are therefore not included in net sales disclosed in the above table.

  In the Company's experience, other than currency fluctuations, the overall risk of international operations has not been appreciably higher than domestic operations, although the risk of operations in any one country may be greater than in the United States. The Company is subject to the risks inherent in operating in foreign countries, including government regulation, currency restrictions and other restraints, risk of expropriation and burdensome taxes.


Item 2.  Properties.
         ----------

  The Company owns its world headquarters and domestic administrative center complex in Irving, Texas, containing approximately 319,000 square feet.

  The Company owns and operates 19 manufacturing facilities in 7 states and 10 foreign countries, located in Canada, Europe, Latin America and the Far East, containing approximately 1,160,000 square feet. These facilities also include related office and warehouse space.

  The Company owns and occupies a total of 15 office or office/warehouse combinations in 5 states and 4 foreign countries, located in Europe and Latin America, containing approximately 710,000 square feet.

  In addition, the Company leases additional warehouse space, manufacturing plants, and office space at various locations in the United States and abroad, none of which is material in relation to the Company's overall assets.

  During the last fiscal year the Company made investments, net of dispositions, of $13,124,000 ($14,219,000 gross) in capital property, plant and equipment.

  The plants and properties owned and operated by the Company are maintained in good condition and are believed to be suitable and adequate for the next several years.


Item 3.  Legal Proceedings.
         -----------------

  There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

  From time to time, the Company is named as a potentially responsible party in proceedings involving compliance with environmental laws and regulations. Management of the Company believes that an administrative proceeding currently pending involving the Company's solvent recycling program will not have a material effect on the Company's financial condition or results of operations and will not result in monetary sanctions in excess of $100,000, if any.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


  Executive Officers of the Registrant.
  ------------------------------------

  The following are the executive officers of the Company as of June 1, 1994:

Name                  Office                               Age
- - ----                  ------                               ---

Lester A. Levy        Chairman of the Board;
                      Director                             71

Milton P. Levy, Jr.   Chairman of the Executive
                      Committee; Director                  68

Irvin L. Levy         President; Director                  65

Earl Nicholson        Senior Vice President                72

James A. Stone        Senior Vice President                72

Joe Cleveland         Vice President and Secretary         60

Tom Hetzer            Vice President - Finance             57

Glen Scivally         Vice President and Treasurer         53



Messrs. Lester A. Levy, Milton P. Levy, Jr. and Irvin L. Levy are brothers. Each of the Company's executive officers has been an executive officer of the registrant for more than five years as his principal employment.

                                  PART II



Item 5.  Market for the Registrant's Common Equity and Related
         -----------------------------------------------------
         Stockholder Matters.
         -------------------

  Market and Dividend Information, appearing on page 32 of the 1994 Report to the Shareholders, is incorporated by reference herein.


Item 6.  Selected Financial Data.
         -----------------------

  Selected Financial Data, appearing on page 18 of the 1994 Report to the Shareholders, is incorporated by reference herein.


Item 7.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations.
         ---------------------------------------------

  Management's Discussion and Analysis of Financial Condition and
Results of Operations, appearing on pages 18-20 of the 1994 Report to the Shareholders, is incorporated by reference herein.


Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

  The Financial Statements and Supplementary Data, appearing on pages 21-32 of the 1994 Report to the Shareholders, is incorporated by reference herein.


Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
         Accounting and Financial Disclosure.
         -----------------------------------

  None

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

  Information on directors of the registrant, found on pages 2-4 of the Company's Proxy Statement dated June 22, 1994, in connection with its Annual Meeting to be held July 28, 1994, is incorporated by reference herein.

  Information on executive officers of the registrant, found on page 9 of this report, is incorporated by reference herein.



Item 11.  Executive Compensation.
          ----------------------

  Information on executive compensation and transactions, found on pages 5-9 of the Company's Proxy Statement dated June 22, 1994, in connection with its Annual Meeting to be held July 28, 1994, is incorporated by reference herein.



Item 12.  Security Ownership of Certain Beneficial Owners and
          ----------------------------------------------------
          Management.
          -----------

  Information on security ownership of principal stockholders and management, found on pages 11-12 of the Company's Proxy Statement dated June 22, 1994, in connection with its Annual Meeting to be held on July 28, 1994, is incorporated by reference herein.



Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

  Information on certain relationships and related transactions, found on pages 3 and 9 of the Company's Proxy Statement dated June 22, 1994, in connection with its Annual Meeting to be held on July 28, 1994, is incorporated by reference herein.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          ------------------------------------------------------------
          8-K.
          ----

(a)(1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report on pages 15-16. The information set forth on pages 15-16 of this report is incorporated by reference. The consolidated financial statements set forth on page 15 of this report are filed as part of this Form 10-K by incorporation by reference to pages 21-32 of the 1994 Report to the Shareholders.


(a)(3) and (c): Exhibits. For a list of the exhibits filed as a part of this report, see the Index to Exhibits on page 22 of this report, which is incorporated by reference.


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 1994.


(d) Not applicable.

                                 SIGNATURES
The Issuer
- - ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NCH Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, and the State of Texas, on this 10th day of June, 1994.

                                        NCH CORPORATION, Registrant
                                        By /s/ Irvin L. Levy
                                        ------------------------------
                                           Irvin L. Levy, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NCH Corporation and in the capacities and on the date indicated.

Signature                 Capacity at Registrant             Date
- - ---------                 ----------------------         -------------
                          Chairman of the Board;
     /s/Lester A. Levy    Director                       June 10, 1994
- - ---------------------------
      Lester A. Levy

                          Chairman of the Executive
   /s/Milton P. Levy, Jr. Committee; Director            June 10, 1994
- - ---------------------------
    Milton P. Levy, Jr.

                          President; Director
     /s/Irvin L. Levy     (Principal Executive Officer)  June 10, 1994
- - ---------------------------
       Irvin L. Levy

                          Vice President - Finance
      /s/Tom Hetzer       (Principal Accounting Officer) June 10, 1994
- - ---------------------------
        Tom Hetzer


 /s/Robert L. Blumenthal  Director                       June 10, 1994
- - ---------------------------
   Robert L. Blumenthal


     /s/Rawles Fulgham    Director                       June 10, 1994
- - ---------------------------
      Rawles Fulgham


    /s/Jerrold M. Trim    Director                       June 10, 1994
- - ---------------------------
     Jerrold M. Trim


 /s/Thomas B. Walker Jr.  Director                       June 10, 1994
- - ---------------------------
   Thomas B. Walker Jr.

                              NCH CORPORATION
                         AND SUBSIDIARY COMPANIES


                                 FORM 10-K
               ITEMS 8, 14(a)(1) and (2) and (a)(3) and (c)

           INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


       The following consolidated financial statements are filed as part of this Form 10-K by incorporation by reference to pages 21-32 of the 1994 Report to the Shareholders.


Consolidated Financial Statements:
      Statements of Income, Years Ended April 30, 1994, 1993 and 1992 Balance Sheets, April 30, 1994 and 1993
      Statements of Cash Flows, Years Ended April 30, 1994, 1993 and 1992 Statements of Stockholders' Equity, Years Ended April 30, 1994, 1993 and 1992
Notes to Consolidated Financial Statements
Independent Auditors' Report
Selected Unaudited Quarterly Data, Years Ended April 30, 1994 and 1993

      The following consolidated financial statement schedules of the registrant and its subsidiaries are included in Item 14(a)(2):

                                                                 Page
                                                                 ----
Consolidated Financial Statement Schedules
     Independent Auditors' Report                                 17
     I    - Marketable Securities - Other Security Investments    18
     V    - Property, Plant and Equipment                         19
     VI   - Accumulated Depreciation and Amortization of
            Property, Plant and Equipment                         20
     VIII - Valuation and Qualifying Accounts                     21


       Schedules other than those listed above are omitted because they are not required or are not applicable, the information required is immaterial in relation to the registrant's consolidated financial statements, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
NCH Corporation:


     Under date of June 2, 1994, we reported on the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1994, as contained in the 1994 Report to the Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

     In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


         /s/ KPMG Peat Marwick


Dallas, Texas
June 2, 1994

                                    NCH CORPORATION AND SUBSIDIARIES
                    SCHEDULE I - MARKETABLE SECURITIES - OTHER SECURITY INVESTMENTS
                                          AS OF APRIL 30, 1994
                                             (In Thousands)
                                                                Market Value of   Amount at
    Name of Issue                  Principal                     Each Issue at  Which Carried
    and Title of                Amount of Bonds     Cost of         Balance     on the Balance
    Each Issue (a)                 and Notes       Each Issue     Sheet Date(b)   Sheet(b)
- - ---------------------           ---------------    ----------   --------------- --------------
U.S. Government
  Securities                        $  2,000       $  1,076       $  1,076       $  1,076

State and Municipal
  Securities                          94,000        107,694        100,315        104,412


Certificates of Deposit               20,390         20,390         20,390         20,390

Other                                      9              9              9              9
                                    --------       --------       --------       --------

Total Marketable Securities          116,399        129,169        121,790        125,887


Less Cash Equivalents                 20,103         20,103         20,103         20,103
                                    --------       --------       --------       --------
Marketable Securities
  As Stated on Balance Sheets       $ 96,296       $109,066       $101,687       $105,784
                                    ========       ========       ========       ========

(a)  No individual security issue exceeds 2% of total assets.

(b)  Includes accrued interest.

                                    NCH CORPORATION AND SUBSIDIARIES

                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                             (In Thousands)
                                    Balance at                                Foreign      Balance
                                    Beginning     Additions                  Currency     at End of
            Description             of Period      at Cost    Retirements   Translation    Period
- - ----------------------------------  ---------     ---------   -----------   -----------   ---------
Year Ended April 30, 1994
     Land                           $ 12,098      $     -       $    -      $  (156)      $ 11,942
     Buildings and Improvements       72,724        3,400          578       (1,140)        74,406
     Furniture and Fixtures           14,783        1,446          334         (564)        15,331
     Machinery and Equipment          57,086        7,080        1,128         (564)        62,474
     Automotive Equipment             14,029        3,223        2,914         (492)        13,846
                                    --------      -------       ------      -------
                                    $170,720      $15,149       $4,954      $(2,916)      $177,999
                                    ========      =======       ======      =======       ========
Year Ended April 30, 1993
     Land                           $ 10,771      $ 1,366       $    -      $  ( 39)      $ 12,098
     Buildings and Improvements       67,810        6,559          264       (1,381)        72,724
     Furniture and Fixtures           15,066          838          451         (670)        14,783
     Machinery and Equipment          54,017        5,371        1,175       (1,127)        57,086
     Automotive Equipment             14,199        3,954        3,243         (881)        14,029
                                    --------      -------       ------      -------
                                    $161,863      $18,088       $5,133      $(4,098)      $170,720
                                    ========      =======       ======      =======       ========
Year Ended April 30, 1992
     Land                           $ 10,408      $   394       $    -      $  ( 31)      $ 10,771
     Buildings and Improvements       65,083        3,776          307         (742)        67,810
     Furniture and Fixtures           14,198          944           41          (35)        15,066
     Machinery and Equipment          51,377        5,726        1,091       (1,995)        54,017
     Automotive Equipment             14,095        3,478        2,765         (609)        14,199
                                    --------      -------       ------      -------       --------
                                    $155,161      $14,318       $4,204      $(3,412)      $161,863
                                    ========      =======       ======      =======       ========

                                     NCH CORPORATION AND SUBSIDIARIES

         SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                              (In Thousands)

                                                Additions
                                     Balance at Charged to                 Foreign     Balance
                                     Beginning  Costs and                 Currency    at End of
            Description              of Period   Expenses   Retirements  Translation   Period
- - ----------------------------------   ---------  ----------  -----------  -----------  ----------
Year Ended April 30, 1994
     Buildings and Improvements      $29,325       $2,597      $  526       $  (477)    $30,919
     Furniture and Fixtures           11,274        1,297         313          (525)     11,733
     Machinery and Equipment          39,420        5,278         994          (382)     43,322
     Automotive Equipment              7,560        2,691       2,121          (212)      7,918
                                     -------      -------      ------       -------     -------
                                     $87,579      $11,863      $3,954       $(1,596)    $93,892
                                     =======      =======      ======       =======     ====     ===
Year Ended April 30, 1993
     Buildings and Improvements      $27,455      $ 2,529      $   34       $  (625)    $29,325
     Furniture and Fixtures           11,134        1,146         464          (542)     11,274
     Machinery and Equipment          36,030        5,464       1,265          (809)     39,420
     Automotive Equipment              7,248        3,334       2,414          (608)      7,560
                                     -------      -------      ------       -------     -------
                                     $81,867      $12,473      $4,177       $(2,584)    $87,579
                                     =======      =======      ======       =======     =======
Year Ended April 30, 1992
     Buildings and Improvements      $25,734      $ 2,323      $   28          (574)    $27,455
     Furniture and Fixtures           10,007        1,237          76           (34)     11,134
     Machinery and Equipment          32,927        4,786         901          (782)     36,030
     Automotive Equipment              6,549        3,028       2,078          (251)      7,248
                                     -------      -------      ------       -------     -------
                                     $75,217      $11,374      $3,083       $(1,641)    $81,867
                                     =======      =======      ======       =======     =======


                                     NCH CORPORATION AND SUBSIDIARIES

                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                              (In Thousands)



                                  Balance at    Charged to     Foreign       Deductions--     Balance
                                  Beginning     Costs and      Currency        Accounts      at End of
        Description               of Period      Expenses     Translation    Written-Off      Period
- - ---------------------------       ---------     ----------    -----------    ------------ ------------
Reserves Deducted in the Balance
Sheet from Assets to Which They
Apply

Allowances for Doubtful Accounts

Year Ended April 30, 1994          $16,045        $8,568         $ (901)        $7,243       $16,469
                                   =======        ======          ======        ======       =======

Year Ended April 30, 1993          $16,512        $8,663         $ (954)        $8,176       $16,045
                                   =======        ======          ======        ======       =======

Year Ended April 30, 1992          $16,490        $8,441         $ (775)        $7,644       $16,512
                                   =======        ======          ======        ======       =======



                              INDEX TO EXHIBITS
                              -----------------
   Exhibit                                               Sequentially
   Number                   Exhibit                      Numbered Page
   ------                   -------                      -------------

Exhibit  3.1 (1)      Restated Certificate of Incorporation

Exhibit  3.2 (1)      Bylaws, as amended

Exhibit 10.1 (1) (3)  Form of 1980 Non-Qualified Stock Option
                      Plan, as amended

Exhibit 10.2 (1) (3)  Form of Non-Qualified Stock Option
                      Agreement

Exhibit 10.5 (1) (3)  Forms of Deferred Compensation
                      Agreements with Messrs. Irvin, Lester,
                      and Milton Levy

Exhibit 10.7 (5) (3)  Third Amendments to Deferred Compensation
                      Agreements with Messrs. Irvin, Lester,
                      and Milton Levy

Exhibit 10.8 (2) (3)  Executive Committee Incentive Bonus Plan

Exhibit 13 (2)        Report to the Shareholders for the year
                      ended April 30, 1994

Exhibit 21 (2)        Subsidiaries of the Registrant

Exhibit 23 (2)        Independent Auditors' Consent

Exhibit 99 (2)        Definitive Proxy Statement regarding
                      the Company's 1994 Annual Meeting of
                      Stockholders

(1) Incorporated herein by reference to the exhibits with the same exhibit number and designation in the Registrant's report on Form 10-K for the fiscal year ended April 30, 1987, filed with the Securities and Exchange Commission.

(2) Filed herewith.

(3) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(4) Incorporated herein by reference to the exhibit with the same exhibit number and designation in the Registrant's report on Form 10-K for the fiscal year ended April 30, 1992, filed with the Securities and Exchange Commission.

(5) Incorporated herein by reference to the exhibit with the same exhibit number and designation in the Registrant's report on Form 10-K for the fiscal year ended April 30, 1993, filed with the Securities and Exchange Commission.

                               NCH CORPORATION
                                EXHIBIT 10.8
                  EXECUTIVE COMMITTEE INCENTIVE BONUS PLAN

                           MINUTES OF THE MEETING
                        OF THE COMPENSATION COMMITTEE
                          OF THE BOARD OF DIRECTORS
                                     OF
                               NCH CORPORATION

                               April 28, 1994


  At a meeting held on April 28, 1994, the Compensation Committee considered the proposal of Towers Perrin & Co. to adopt an incentive bonus plan for members of the Executive Committee for fiscal year 1995.

  Subject to stockholder approval, the Compensation Committee unanimously adopted the following plan for the payment of bonuses to each member of the Executive Committee (being Lester A. Levy, Milton P. Levy, Jr., and
Irvin L. Levy) based on the increase of net income of NCH Corporation, if any, calculated before the calculation of any bonus pursuant to this plan, but after taxes.

    Percentage Increase In              Dollar Amount
    Net Income Before Bonus                of Bonus
    -----------------------            ----------------

    Less than 10%                              -0-
    10% - less than 14%                  $ 225,000 each
    14% - less than 16%                  $ 300,000 each
    16% or more                          $ 375,000 each


 The bonus plan may not be amended to increase the cost of the plan to NCH or change the persons to whom bonuses will be paid without a vote of NCH's stockholders. The Compensation Committee will be authorized to make other amendments to the bonus plan.

 The Compensation Committee members, being all of the independent directors without a conflict of interest, authorize this proposal to be presented to the stockholders for approval at the annual meeting of NCH Corporation to be held the last Thursday in July, 1994. Each member of the Compensation Committee and director, by his signature hereto, waives all formalities in connection with this meeting and adopts the matter set forth in these minutes.



                                         /s/ Thomas B. Walker, Jr.
                                         -------------------------
                                         Thomas B. Walker, Jr.



                                         /s/ Rawles Fulgham
                                         -------------------------
                                         Rawles Fulgham



                                         /s/ Jerrold M. Trim
                                         -------------------------
                                         Jerrold M. Trim

NCH CORPORATION AND SUBSIDIARIES
EXHIBIT 13
REPORT TO THE SHAREHOLDERS FOR THE YEAR ENDED APRIL 30, 1994


Selected Financial Data
NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)
Years Ended April 30,
=======================================================================
                      1994      1993       1992      1991        1990
                    --------  --------   --------  --------    --------


Net Sales           $679,987  $679,937   $670,805  $677,687    $628,430

Net Income          $ 31,207  $ 37,613   $ 39,435  $ 43,113    $ 39,809

Earnings Per Share     $3.77     $4.53      $4.77     $5.19       $4.69

Current Ratio       3.6 to 1  3.7 to 1   3.2 to 1  2.9 to 1    2.7 to 1

Total Assets        $485,223  $467,376   $470,827  $438,244    $394,403

Long-Term Debt      $  6,790  $  8,795   $ 10,472  $  8,189    $ 11,374

Retirement and
  Deferred Compen-
  sation Plans      $ 83,986  $ 80,026   $ 78,628  $ 71,928    $ 63,443

Cash Dividends
  Declared Per
  Share                $2.00     $2.00      $1.00      $.97       $1.06

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------ ---------- --- -------- -- --------- --------- ---
RESULTS OF OPERATIONS
- - ------- -- ----------

Liquidity and Capital Resources
- - --------- --- ------- ---------

        In the fiscal year ended April 30, 1994, working capital increased to $262.4 million from $253.3 million at April 30, 1993. The current ratio was 3.6 to 1 at April 30, 1994, compared to 3.7 to 1 at April 30, 1993. The total of cash, cash equivalents and marketable securities increased by $1.0 million to $124.5 million at April 30, 1994. Net cash flow from operations totaled $30.8 million. Principal uses of cash consisted of net capital expenditures of $13.1 million, the repurchase of 55,900 shares of the Company's stock for $3.4 million and payment of dividends of $16.5 million. Additional funds were provided by the borrowing of cash surrender values of company-owned life insurance policies on key employees of $7.8 million and net additional borrowings of $4.7 million. During the year ended April 30, 1994, the Company purchased the assets of two small businesses amounting to $3.7 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends. Long-term and short-term indebtedness has usually been limited to the borrowing of local country currencies by the Company's international subsidiaries to finance working capital requirements, although the Company has incurred debt domestically at various times when financially advantageous.

        The Company's international subsidiaries operate on a fiscal year ending on the last day of February. At February 28, 1994, the value of the U.S. dollar had increased relative to most of the currencies in which the Company's international subsidiaries operate. As a result, the reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at February 28, 1994, compared to February 28, 1993. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $17.0 million reduction of equity at April 30, 1993, to a $22.1 million reduction of equity at April 30, 1994.

        Accounts receivable increased by $3.2 million and inventories increased by $11.4 million in the year ended April 30, 1994, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. These changes include the addition of $.9 million of accounts receivable and $.7 million of inventories acquired in the purchase of the assets of two small businesses, as well as the effect of exchange rate changes during the year. As stated above, the result of the exchange rate deviations from the end of the prior year to the end of fiscal 1994 was to decrease the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories presented in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values and shows that accounts receivable increased by $6.0 million compared to the end of the prior year, while inventories increased by $11.6 million in the same period. These amounts exclude the accounts receivable and inventories acquired in the purchase of the assets of two small businesses, which is shown separately in the Consolidated Statements of Cash Flows as an investing activity. The increase in accounts receivable was primarily the result of higher sales in the domestic operations during the fourth quarter of the current year compared to the previous year. Inventories increased primarily as a result of higher inventories in the domestic operations, where increased sales levels in the current year have resulted in higher inventory requirements.

        Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $3.3 million when measured exclusive of the effect of exchange rate changes but increased by $2.8 million as reported on the Consolidated Balance Sheets. Accounts payable and accrued expenses increased primarily in the Company's domestic operations as a result of increased domestic sales and increased inventory levels in the current year as compared to the prior year. Income taxes payable were relatively even, exclusive of the effect of exchange rate changes.

        Net capital expenditures for property, plant and equipment, excluding net assets acquired in the purchase of businesses, were $13.1 million for the year ended April 30, 1994. These consisted of normal expenditures for data processing and operating equipment, and completion of a manufacturing facility in the U.S. Property, plant and equipment acquired in the purchase of the assets of two small businesses amounted to $.9 million. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to decrease those reported values. Capital expenditures for the upcoming year are anticipated to be approximately the same as prior year expenditures.

        Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, increased exclusive of the effect of exchange rate changes by $4.7 million, while the Consolidated Balance Sheets show an increase of $4.3 million. During the year, additional short-term borrowings were made, primarily in Europe, offset by the annual debt repayment on domestic borrowings. Of the $8.7 million in long-term debt and current maturities, $8.5 million is currently domestic borrowing, principally a French Franc denominated loan made in the U.S., for the purpose of hedging the Company's net asset position in France, and an industrial revenue bond, for the purpose of financing a domestic facility. The remaining $.2 million of long-term debt and current maturities and all $9.7 million of notes payable consist of international subsidiary borrowings in local country currencies, used primarily to finance working capital requirements.

        During fiscal year 1994, cash dividends paid amounted to $16.5 million ($2.00 per share) compared to $16.6 million in 1993 ($2.00 per share). In addition to the regular quarterly dividend of $.25 per share of Common Stock, on September 14, 1993, the directors of the Company declared an extra cash dividend of $1.00 per share, which was paid December 15, 1993. On April 13, 1994, the directors of the

Company declared a regular quarterly cash dividend of $.25 per share of Common Stock to be paid June 15, 1994, to shareholders of record June 1, 1994. As of both April 30, 1994 and 1993, dividends amounting to $2.1 million had been declared, but not paid.


Operating Results
- - --------- -------

        Net sales of $680.0 million in the current fiscal year were even with net sales of $679.9 million in fiscal 1993. Net sales in fiscal year 1993 were 1% higher than the $670.8 million reported in fiscal year 1992. Domestic sales in 1994 increased 14% from 1993, while domestic sales reported in 1993 were 7% higher than 1992. Sales from international operations, other than hyper-inflationary countries, decreased 3% in 1994 compared to 1993 when measured on a local currency basis. Due to the strength of the U.S. dollar, however, sales from international operations reflected a decrease of 14% as reported in U.S. dollars. The decrease in sales on a local currency basis was primarily the result of continued weak international economic conditions. Sales in 1993 in those countries decreased 3% from 1992 when measured on a local currency basis and decreased 2% as reported in U.S. dollars. As measured in U.S. dollars, sales in the hyper-inflationary countries remained even in 1994 as compared to 1993. Continued sales decreases in several Latin American countries were offset by sales increases in operations in Central and Eastern Europe. Sales in the hyper-inflationary countries decreased 25% in 1993 over 1992, as measured and reported in U.S. dollars. The majority of the decrease in 1993 over 1992 in this group of subsidiaries occurred in the Brazilian operations, due to deteriorating economic conditions.

        In fiscal year 1994, operating expenses increased only 2% over 1993; but due to relatively flat sales in 1994, operating margins decreased to 7.4% of net sales from 8.9% in the prior year. Domestically, operating margins were approximately the same in 1994 as compared to 1993. Internationally, operating margins were significantly lower in 1994 as compared to 1993, due to a decrease in net sales and higher operating expenses. Operating margins in 1993 were lower than the 9.9% in 1992, due primarily to decreased sales in the Company's international operations.

        In fiscal year 1994, the Company reported net interest income of $2.0 million compared to net interest income of $5.0 million in 1993. Gross interest income decreased, due to lower interest rates on new investments. Gross interest expense was relatively even with the prior year, as lower average debt in the Company's European subsidiaries offset higher interest expense in the Company's Brazilian subsidiaries, which had higher average debt during the year at extremely high interest rates. The $5.0 million in net interest income in fiscal 1993 compared to net interest income of $1.9 million in 1992. Gross interest expense decreased significantly in 1993 compared to 1992, due to a lower average level of debt outstanding during the current year in the Company's European and Brazilian subsidiaries.

        Loss on currency revaluation decreased to $.3 million in fiscal year 1994 from $1.8 million in 1993. In both years, net foreign exchange losses in the Company's European operations represented the majority of the loss on currency revaluation. In the current year, however, the net foreign exchange losses in the Company's European operations were somewhat offset by net translation gains in the Company's Brazilian operations. Changes in the average net financial position of the Company's Brazilian subsidiaries resulted in net translation gains in the Company's Brazilian operations for 1994. In fiscal 1993, loss on currency revaluation decreased to $1.8 million from $2.1 million in fiscal 1992, also due to changes in the average net financial position of the Company's Brazilian subsidiaries during 1993. Downsizing of the Brazilian subsidiaries during 1993 resulted in a smaller asset position and, therefore, reduced translation expense for 1993 compared to 1992. Foreign exchange losses in various countries and translation losses in hyper-inflationary countries other than Brazil represented the balance of the loss on currency revaluation in all three years.

        Net income in fiscal year 1994 decreased 17% to $31.2 million from $37.6 million in 1993. Net income in fiscal 1993 was 5% lower than the $39.4 million reported in 1992. In addition to the effects of operating income, net interest and loss on currency revaluation on pre-tax income, net income is affected by the overall corporate tax rate for the year, which was 40.1% of pre-tax income in fiscal 1994 compared to 40.8% in 1993 and 40.3% in 1992. A reconciliation of the effective tax rates to U.S. statutory rates is contained in the Notes to Consolidated Financial Statements. Earnings per share decreased 17% to $3.77 per share in 1994 due to the decrease in net income. Earnings per share in 1993 were $4.53, a 5% decrease from the $4.77 reported in 1992, due to lower net income in 1993.

        On a geographic area basis, net income in the United States increased 8% to $20.5 million in fiscal year 1994, primarily as a result of the 14% increase in sales and a lower effective income tax rate. Net income of $19.0 million in 1993 was higher than the $17.3 million reported in 1992, primarily due to increased sales and a lower effective income tax rate in 1993 compared to 1992.

        Net income in Europe decreased from $17.0 million in fiscal 1993 to $12.8 million in 1994. Net income in fiscal 1992 was $20.7 million. The decrease in net income from 1993 to 1994 was primarily attributable to a combination of lower sales volume, the adverse effects of translation rates and reduced net interest income due to a significant decrease in average funds invested. The decrease in net income from 1992 to 1993 was primarily attributable to a combination of lower sales volume and higher effective tax rates.

        Net income in the Other International operations decreased from $1.6 million net income in 1993 to a $2.1 million net loss in 1994 due to lower sales, higher operating expenses, higher net interest expense and higher effective tax rates in the current year. Net income of $1.6 million was reported in fiscal 1993 compared to $1.4 million reported in 1992. In 1992, the Company made a $1.8 million provision for restructuring its Brazilian subsidiaries.

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement must be adopted in the first quarter of fiscal 1995. Implementation of this statement is not expected to have a material effect on the Company's financial position or results of operations.


Consolidated Statements of Income
NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)

Years Ended April 30,
===============================================================================
                                              1994        1993        1992
                                            --------    --------    --------

Net Sales                                   $679,987    $679,937    $670,805
                                            --------     --------   --------
Operating Expenses
 Cost of sales, including warehousing
   and commissions                           358,317     342,586     329,479
 Marketing and administrative expenses       271,286     277,034     273,397
 Provision for restructuring
   Brazilian subsidiaries                          -           -       1,750
                                            --------    --------    --------
                                             629,603     619,620     604,626
                                            --------    --------    --------
Operating Income                              50,384      60,317      66,179

Other (Expenses)Income
 Loss on revaluation of foreign currencies      (340)     (1,792)     (2,067)
 Net interest income                           2,046       5,014       1,943
                                            --------    --------    --------

Income before Income Taxes                    52,090      63,539      66,055

Provision for Income Taxes                    20,883      25,926      26,620
                                            --------    --------    --------
Net Income                                  $ 31,207    $ 37,613    $ 39,435
                                            ========    ========    ========
Earnings Per Share                             $3.77       $4.53       $4.77
                                               =====       =====       =====


The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets
NCH Corporation and Subsidiaries
(In Thousands Except Share and Per Share Data)

As of April 30,
=========================================================================
                                                    1994          1993
                                                  --------      --------
Assets
Current Assets
 Cash and cash equivalents                        $ 18,754     $ 28,620
 Marketable securities                             105,784       94,877
 Accounts receivable (less allowance for doubtful
   accounts of $16,469 and $16,045)                136,178      133,014
 Inventories                                        83,634       72,191
 Prepaid expenses                                    6,431        6,426
 Deferred income taxes                              12,990       10,451
                                                  --------     --------
   Total Current Assets                            363,771      345,579
                                                  --------     --------
Property, Plant and Equipment                      177,999      170,720
 Accumulated depreciation                           93,892       87,579
                                                  --------     --------
                                                    84,107       83,141
                                                  --------     --------
Deferred Income Taxes                               22,332       18,983
                                                  --------     --------
Other                                               15,013       19,673
                                                  --------     --------
   Total                                          $485,223     $467,376
                                                  ========     ========
Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable to banks                            $ 9,745     $  3,241
 Current maturities of long-term debt                1,875        2,101
 Accounts payable                                   46,775       45,374
 Accrued expenses                                   22,784       21,330
 Income taxes payable                               18,117       18,127
 Dividends payable                                   2,069        2,081
                                                  --------     --------
   Total Current Liabilities                       101,365       92,254
                                                  --------     --------
Long-Term Debt, less current maturities              6,790        8,795
                                                  --------     --------
Retirement and Deferred Compensation Plans          83,986       80,026
                                                  --------     --------
Stockholders' Equity
 Common stock, par value $1 per share, authorized
   20,000,000 shares.  Issued 11,769,304 shares     11,769       11,769
 Additional paid-in capital                          6,369        6,065
 Retained earnings                                 393,193      378,518
 Foreign currency translation adjustment           (22,100)     (17,022)
                                                  --------     --------
                                                   389,231      379,330

   Less treasury stock
   (3,492,058 and 3,447,153 shares)                 96,149       93,029
                                                  --------     --------
                                                   293,082      286,301
                                                  --------     --------
   Total                                          $485,223     $467,376
                                                  ========     ========


The accompanying notes are an integral part of these financial statements.




Consolidated Statements of Cash Flows
NCH Corporation and Subsidiaries
(In Thousands)

Years Ended April 30,
==========================================================================================
                                                                    1994      1993      1992
                                                                  --------  --------  --------
Cash Flows from Operating Activities
      Net income                                                  $31,207   $37,613   $39,435
      Adjustments to reconcile net income to net cash
           provided by operating activities:
         Depreciation and amortization                             13,169    13,633    12,494
         Provision for losses on accounts receivable                8,568     8,663     8,441
         Deferred income taxes                                     (4,576)     (836)   (2,772)
         Retirement and deferred compensation plans                 4,066     3,405     7,865
         Change in assets and liabilities, excluding net
             assets acquired in the purchase of businesses:
           Accounts receivable                                    (14,574)   (6,787)  (12,579)
           Inventories                                            (11,584)    1,678     1,074
           Prepaid expenses                                          (189)      415    (1,892)
           Current liabilities (except short-term debt)             3,339    (5,488)    4,685
         Other                                                      1,376       700       115
                                                                  -------   -------   -------
         Net cash provided by operating activities                 30,802    52,996    56,866
                                                                  -------   -------   -------


Cash Flows from Investing Activities
      Sales of property, plant and equipment                        1,095     1,090     1,228
      Purchases of property, plant and equipment                  (14,219)  (17,986)  (14,221)
      Redemptions of marketable securities                         39,874    43,818    24,466
      Purchases of marketable securities                          (50,781)  (51,670)  (61,845)
      Acquisitions of businesses                                   (3,654)   (1,129)   (1,758)
      Purchases of intangible assets                               (3,484)   (3,265)   (2,662)
      Other                                                          (109)        -      (103)
                                                                  -------   -------   -------

         Net cash used in investing activities                    (31,278)  (29,142)  (54,895)
                                                                  -------   -------   -------

Cash Flows from Financing Activities
      Proceeds from notes payable                                   7,886     4,202     9,926
      Payments of notes payable                                    (1,184)   (6,416)  (11,026)
      Additional long-term debt                                         -         7     8,839
      Payments of long-term debt                                   (1,963)   (4,630)   (7,620)
      Borrowing of cash surrender values                            7,758         -         -
      Payments of dividends                                       (16,544)  (16,597)   (8,262)
      Purchases of treasury stock                                  (3,422)        -        (6)
      Proceeds from exercise of stock options                         430     2,466     1,685
      Other                                                             -         -       137
                                                                  -------   -------   -------
         Net cash used in financing activities                     (7,039)  (20,968)   (6,327)
                                                                  -------   -------   -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents       (2,351)   (5,973)   (3,233)
                                                                  -------   -------   -------

Net Decrease in Cash and Cash Equivalents                          (9,866)   (3,087)   (7,589)

Cash and Cash Equivalents at Beginning of Year                     28,620    31,707    39,296
                                                                  -------   -------   -------
Cash and Cash Equivalents at End of Year                          $18,754   $28,620   $31,707
                                                                  =======   =======   =======







The accompanying notes are an integral part of these financial statements.



Consolidated Statements of Stockholders' Equity
NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)


                                                                                         Foreign
                              Common  Treasury  Common  Treasury  Additional            Currency
                              Stock    Stock    Stock    Stock     Paid-In  Retained   Translation
                              Shares   Shares   Amount   Amount    Capital  Earnings   Adjustment  Total
Balance, April 30, 1991      11,769   (3,529) $11,769  $(95,230)   $3,899  $326,350   $  1,246  $248,034
Net income                                                                   39,435               39,435
Cash dividends on common
  stock, $.75 per share                                                      (6,202)              (6,202)
Dividend declared, but not
  paid, $.25 per share                                                       (2,069)              (2,069)
Treasury stock acquired                    -                 (6)                                      (6)
Treasury stock sold under
  stock option plans                      33                895       790                          1,685
Treasury stock issued under
  stock participation plan
  and stock bonuses                        4                 88        83                            171
Foreign currency translation
  adjustment                                                                                      (7,393)   (7,393)
                             ------   ------- -------   --------   ------  ---------  --------- ---------
Balance, April 30, 1992      11,769   (3,492)  11,769   (94,253)    4,772   357,514     (6,147)  273,655
Net income                                                                   37,613               37,613
Cash dividends on common
  stock, $1.75 per share                                                    (14,528)             (14,528)
Dividend declared, but not
  paid, $.25 per share                                                       (2,081)              (2,081)
Treasury stock sold under
  stock option plans                      44              1,189     1,277                          2,466
Treasury stock issued under
  stock participation plan
  and stock bonuses                        1                 35        16                             51
Foreign currency translation
  adjustment                                                                           (10,875)  (10,875)
                             ------   ------- -------  ---------   ------  ---------  --------- ---------
Balance, April 30, 1993      11,769   (3,447)  11,769   (93,029)    6,065   378,518    (17,022)  286,301
Net income                                                                   31,207               31,207
Cash dividends on common
  stock, $1.75 per share                                                    (14,463)             (14,463)
Dividend declared, but not
  paid, $.25 per share                                                       (2,069)              (2,069)
Treasury stock acquired                  (56)            (3,422)                                  (3,422)
Treasury stock sold under
  stock option plans                       8                228       202                            430
Treasury stock issued under
  stock participation plan
  and stock bonuses                        3                 74       102                            176
Foreign currency translation
  adjustment                                                                            (5,078)   (5,078)
                             ------   ------- -------  ---------   ------  ---------  --------- ---------
Balance, April 30, 1994      11,769   (3,492) $11,769  $(96,149)   $6,369  $393,193   $(22,100) $293,082
                             ======   ======= =======  =========   ======  =========


The accompanying notes are an integral part of these financial statements.


Notes to Consolidated Financial Statements

NCH Corporation and Subsidiaries
=========================================================================

1. Summary of Significant Accounting Policies

   Principles of consolidation - The consolidated financial statements include the accounts of NCH Corporation and its majority owned subsidiaries (the "Company"). Significant intercompany transactions and balances have been eliminated. A February fiscal year-end is used for most international subsidiaries in order to meet reporting requirements.

   Foreign currency translation - With the exception of hyper-inflationary countries, all assets and liabilities of operations outside the United States are translated into U.S. dollars at period-end exchange rates, and income and expenses are translated at average rates for the year. Gains and losses resulting from translation, as well as gains and losses from foreign exchange contracts hedging the net assets of foreign subsidiaries, are included in the foreign currency translation adjustment component of stockholders' equity. Gains and losses from foreign exchange contracts hedging specific intercompany foreign currency commitments are deferred and accounted for as part of the hedged transaction. The hyper-inflationary countries have been translated into U.S. dollar equivalents as follows: current assets (except for inventories), current liabilities, long-term debt and other liabilities at period-end exchange rates; inventories, property, other assets, capital stock and retained earnings at historical rates; income and expense items at average rates for the year,except for cost of sales and depreciation expense, which are translated at historical rates. Gains and losses resulting from translation are recognized in the income statement as expense or income in the current period. Exchange adjustments resulting from foreign currency transactions are recognized as expense or income in the current period for all countries.

   Cash and cash equivalents and marketable securities - Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents and marketable securities are stated at amortized cost plus accrued interest.

   Inventories - Raw materials, sales supplies and purchased finished goods are stated at a moving average cost, which approximates cost on a first-in, first-out basis and is not in excess of market value.
Manufactured finished goods are stated at an amount approximating cost of manufacturing, which is not in excess of net realizable value.

   Property, plant and equipment - These assets are recorded at cost.
When these assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income during that year. The cost of maintenance and repairs is charged to expense as incurred, whereas expenditures that substantially increase the useful lives of plant or equipment are capitalized.

   Depreciation - Depreciation on buildings and equipment is provided for financial statement purposes using the straight-line method over the estimated useful lives of the related assets. Depreciation on certain buildings and equipment is provided for income tax purposes using accelerated methods.

   Research and development - Research and development costs, which are included in the costs of laboratory operations, are charged to expense as incurred. Research and development costs, however, cannot be separately identified from the total laboratory costs. Total laboratory costs amounted to approximately $4.4 million in 1994, $3.9 million in 1993 and $3.4 million in 1992.

   Income taxes - Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Prior to the current year, deferred income taxes were provided under the accounting rules then in effect. State income tax has been included in the provision for income taxes and income taxes payable.

   Treasury stock - Treasury stock is stated at cost.

   Retirement plans - The Company's policy is to fund its qualified retirement type plans as accrued. The cost of these retirement benefits for past service has been fully funded. Non-qualified retirement plans are not funded, but provision for the estimated liabilities arising from these plans has been made in the consolidated financial statements.

   Postretirement benefits other than pensions - The Company charges to expense the estimated future costs of retiree health care benefits during the years that employees render service. The postretirement health care benefit plan is not funded.

   Stock options - The Company issues shares from its treasury as options are exercised. When an option is exercised, treasury stock is credited with the average cost of the treasury shares issued, and additional paid-in capital is charged or credited for the difference between the option price and the average cost of the treasury shares. No charge to income is made in connection with the stock option plan.

   Earnings per share - Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding for the years ended April 30, 1994, 1993 and 1992, was 8,278,000, 8,298,000 and
8,261,000 shares, respectively. Any dilution of earnings per share that might result from the exercise of presently outstanding stock options is not material.

   Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation.

2. Consolidated International Subsidiaries

   At April 30, 1994 and 1993, the parent Company's investment in consolidated international subsidiaries amounted to $40,782,000 and $37,923,000. The current year consolidated financial statements include international subsidiaries' assets of $153,365,000, liabilities of $67,221,000, and net income of $10,733,000, after allocation of corporate expenses and excluding intercompany sales and profits. For the prior year these subsidiaries had assets of $166,776,000, liabilities of $63,336,000, and net income of $18,583,000.

3. Income Taxes

   The following are the components of the provision for income taxes (in thousands of dollars):
                                 1994          1993          1992
                               --------      --------      --------
U.S. Federal
- - ------------
Current                        $ 9,896       $ 7,910       $ 8,570
Deferred                        (4,469)         (721)       (2,051)

Foreign
- - -------
Current                         14,214        17,635        19,000
Deferred                          (107)         (115)         (721)

State                            1,349         1,217         1,822
- - -----                          -------       -------       -------
                               $20,883       $25,926       $26,620
                               =======       =======       =======

   Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The effect of adopting SFAS No. 109 was not material to the Company's financial position as of May 1, 1993, or to the operating results for the year ended April 30, 1994. Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of the change in the U.S. federal income tax rate from 34% to 35% was not material to the operating results for the year ended April 30, 1994.

   The components of deferred tax assets and liabilities as of April 30, 1994 are as follows (in thousands of dollars):

Deferred tax assets:
     Allowance for doubtful accounts              $ 4,098
     Inventory related                              2,820
     Insurance related                              1,893
     Accrued expenses                               3,549
     Retirement and deferred compensation plans    27,378
     Foreign operating loss carryforwards             739
     Valuation allowance                             (243)
                                                  -------
                                                   40,234
                                                  -------
Deferred tax liabilities:
     Depreciation                                   4,001
     Other                                            911
                                                  -------
                                                    4,912
                                                  -------
Net deferred tax asset                            $35,322
                                                  =======

   A valuation allowance has been provided for certain foreign net operating loss carryforwards which are estimated to expire before they are utilized.

   Prior to 1994, deferred income taxes were provided under the accounting rules then in effect. The deferred U.S. federal income tax expense (benefit) on the income statement consisted of the following (in thousands of dollars):
                                                    1993        1992
                                                  --------    --------

Employee benefit plans                              $(574)    $(2,008)
Inventory                                             (98)        183
Safe harbor leases                                      -        (372)
Depreciation                                          (33)        (43)
Other                                                 (16)        189
                                                    -----     -------
                                                    $(721)    $(2,051)
                                                    =====     =======

   The following is a reconciliation of the difference between the U.S. statutory rate and the effective tax rate:


                                         1994       1993        1992
                                       --------   --------    --------
U.S. statutory rate                       35.0%      34.0%       34.0%
Tax exempt interest                       (2.3)      (1.7)       (1.8)
Other                                       .2         .5          .6
Effect of international
  operations                               5.6        6.8         5.8
Effect of state income
  taxes                                    1.6        1.2         1.7
                                         -----      -----       -----
Effective tax rate                        40.1%      40.8%       40.3%
                                         =====      =====       =====

   The Company files a consolidated U.S. federal income tax return with its domestic subsidiaries. International subsidiaries file tax returns in countries of their incorporation. Certain of these subsidiaries have operating loss carryforwards totaling approximately $2,559,000, which will expire between 1995 and 2004. The accumulated undistributed earnings of international subsidiaries not included in the consolidated U.S. federal income tax return approximated $69,378,000 at April 30, 1994, $83,280,000 at April 30, 1993 and $89,285,000 at April 30, 1992. No provision is made in the accompanying consolidated financial statements for the estimated taxes that would result on distribution of the accumulated undistributed earnings since the Company intends to invest indefinitely in the operations of these subsidiaries. For 1994, 1993 and 1992, worldwide income tax payments amounted to $24,176,000, $24,205,000 and $26,324,000, respectively.

4. Inventories

   A summary of inventories at April 30 follows (in thousands of dollars):

                                         1994       1993
                                       --------   --------

   Raw materials                        $13,849    $12,611
   Finished goods                        67,676     57,333
   Sales supplies                         2,109      2,247
                                        -------     ------
                                        $83,634    $72,191
                                        =======    =======

5. Property, Plant and Equipment

   Property, plant and equipment at April 30 consists of the following (in thousands of dollars):

                                         1994       1993
                                       --------   --------
   Land                                $ 11,942   $ 12,098
   Buildings                             74,406     72,724
   Equipment                             91,651     85,898
                                       --------   --------
                                       $177,999   $170,720
                                       ========   ========

   Depreciation charged to income was $11,863,000, $12,473,000 and $11,374,000 for each of the years ended April 30, 1994, 1993 and 1992, respectively. The estimated useful life of buildings is 25 to 40 years; equipment is 3 to 10 years.


6. Long-Term Debt

   Long-term debt at April 30 consists of the following (in thousands of dollars):

                                                         1994      1993
                                                        -------   -------
Borrowed by domestic companies:
Variable interest industrial revenue bond, secured
    by property, at 71.9% of prime.                     $ 4,700   $ 4,700
French Franc denominated loan secured by preferred
    shares in a French subsidiary for the purpose
    of hedging the Company's net asset position in
    France, with annual installments to be paid
    through 1996.                                         3,702     5,818
Other                                                        80        43
                                                        -------   -------
                                                          8,482    10,561
                                                        -------   -------
Borrowed by international companies:
Other                                                       183       335
                                                        -------   -------
                                                          8,665    10,896
Less current maturities                                   1,875     2,101
                                                        -------   -------
Long-term debt, less current maturities                 $ 6,790   $ 8,795
                                                        =======   =======

    Maturities of long-term debt for the years following April 30, 1994, are as follows: 1995 - $1,875,000; 1996 - $1,917,000; 1997 - $29,000; 1998
- - - $29,000; 1999 and thereafter - $4,815,000.

    Principal on the industrial revenue bond is due on December 30, 2005, although the bondholder has an option to put the bond to the Company annually beginning in 1995.

7.  Employee Benefits

    Retirement plans - The parent and its domestic subsidiaries have various qualified retirement type plans covering substantially all domestic employees. None of these plans have defined benefits. Some of the international subsidiaries also have non-defined benefit retirement plans. These plans are funded on a current basis, and the cost of retirement benefits for past service has been fully funded.

    In addition, the Company has non-qualified deferred compensation plans for the primary purpose of providing retirement benefits. These plans are not funded, but provision for the estimated liabilities arising from these plans has been made in the consolidated financial statements.

    Expenses for retirement plans, exclusive of interest expense, were $8,343,000, $4,737,000 and $6,968,000 in the years ended April 30, 1994,
1993 and 1992, respectively.

    Postretirement benefits other than pensions - The Company and several of its domestic subsidiaries initiated a postretirement health care benefit plan in fiscal 1993, covering substantially all domestic employees. Eligible retirees receive a specific contribution from the Company toward the cost of the health plan, which is a supplement to Medicare. The amount of the contribution is based on years of service with the Company at retirement. The plan is not funded; retiree health
benefits are paid as covered expenses are incurred.   Provision has been
made in the accompanying consolidated financial statements for the net postretirement benefit expense of this plan.

    Net postretirement benefit expenses for the years ended April 30 are as follows (in thousands of dollars):
                                                       1994        1993
                                                       ------     ------

Service cost - benefits earned during the year        $  127      $  161

Interest cost on accumulated
   postretirement benefit obligation                     162         160

Net amortization of prior service cost                   176         176
                                                      ------      ------
Net postretirement benefit expense                    $  465      $  497
                                                      ======      ======

   The reconciliation of the accumulated postretirement benefit obligation to the recorded liability at April 30 is as follows (in thousands of dollars):

                                                      1994        1993
                                                     ------      ------
Accumulated postretirement benefit obligation
   Retirees                                          $  174      $  135
   Fully eligible active plan participants            1,098       1,111
   Other active plan participants                     1,285       1,070
                                                     ------      ------
         Total                                        2,557       2,316
Unrecognized prior service cost                      (1,643)     (1,838)
                                                     ------      ------
Accrued postretirement benefit liability             $  914      $  478
                                                     ======      ======

   Measurement of the accumulated postretirement benefit obligation is based on a 7% assumed discount rate for 1994 and 8% for 1993.

   In addition, certain of the Company's non-U.S. subsidiaries have health care plans for retirees, although many retirees outside of the United States are covered by government sponsored and administered
programs.   Under SFAS No. 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions," the effective date for adoption for plans outside of the United States is no later than fiscal years beginning after December 15, 1994. The Company has not yet determined when it will adopt the standard for non-U.S. subsidiary plans, but estimates that its implementation will not have a material effect on the Company's financial position or results of operations.

   Postemployment benefits - In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires recognition of a liability for certain benefits provided to former or inactive employees after employment but before retirement. This statement must be adopted no later than the first quarter of fiscal 1995. Implementation of this statement is not expected to have a material effect on the Company's financial position or results of operations.

   Other - The Company has some split dollar life insurance agreements, whereby the Company pays a portion of the premiums. The Company has been granted a security interest in the cash value and death benefit of each policy, to the extent of the sum of premium payments made by the Company. Premiums paid by the Company are charged to expense to the extent they exceed the cash values of each policy.

8. Capital Stock and Options

   None of the Company's authorized 500,000 shares of $1 par value Preferred Stock has been issued.

   On April 13, 1994, the directors of the Company declared a regular quarterly cash dividend of $.25 per share of Common Stock to be paid June 15, 1994, to shareholders of record June 1, 1994.

   At April 30, 1994, 1993 and 1992, 761,000, 769,000 and 813,000 shares of the Company's Common Stock, respectively, were reserved for issuance under a non-qualified stock option plan which grants options to key employees and officers. The purchase price under the grant cannot be less than the market value at the date of grant. The options under such plan are exercisable in equal amounts at the beginning of the second, third and fourth year of their lives and expire after five years. Information relative to the non-qualified stock options for the three years ended April 30, 1994, is as follows:


                             (In Thousands Except Per Share Data)
                                     Years Ended April 30,
                         -------------------------------------------------
                               1994             1993             1992
                         ---------------- ----------------  --------------
                                 Average          Average         Average
                          Number  Price     Number Price    Number Price
                            of     Per        of    Per       of    Per
                          Shares  Share     Shares Share    Shares Share
                          ------ ------     ------ -----    ------ -----
Outstanding at beginning
  of period                 154   $59.22      154  $52.83     142  $47.90
Granted                      67    53.75       48   68.75      48   59.00
Exercised                    (8)   47.18      (44)  48.77     (33)  41.78
Canceled or expired          (1)   56.65       (4)  44.17      (3)  37.97
                          -----   ------    -----  ------    ----  ------
Outstanding at end
  of period                 212   $57.97      154  $59.22     154  $52.83
                          =====   ======    =====  ======   =====  ======


   At April 30, 1994, 1993 and 1992, 20,000, 21,000 and 23,000 shares of Treasury Stock, respectively, were reserved for issuance to employees under a stock participation plan.

9. Interest Costs

   During the years ended April 30, 1994, 1993 and 1992, interest costs, including interest expense on non-funded retirement plans, amounting to $5,115,000, $4,695,000 and $7,970,000, respectively, were expensed as incurred. For the same periods, interest payments were $4,200,000, $3,182,000 and $6,675,000, respectively.

10.  Leases

   At April 30, 1994, the Company and its subsidiaries had a number of noncancellable leases for various office and warehouse facilities. The majority of these agreements expire at various times through 1999, and substantially all include renewal provisions. The amount of other obligations assumed, such as payment of property taxes and maintenance, is nominal. Total rent expense for 1994, 1993 and 1992 (including operating leases on data processing equipment, trucks and trailers, and office equipment) was approximately $8,538,000, $9,482,000 and $9,704,000, respectively.

   The minimum aggregate rentals under the terms of noncancellable operating leases for future years are: 1995 - $6,353,000; 1996 -
$5,074,000; 1997 - $3,704,000; 1998 - $3,650,000; and a total of
$4,889,000 for 1999 and thereafter.

11.  Contingent Liabilities

   The Company and its subsidiaries are engaged in a variety of legal proceedings arising in the ordinary course of business, including some concerning environmental matters. In the opinion of Management, the ultimate liabilities resulting from these proceedings will not have a material adverse effect on the Company's financial position or operating results.

   At April 30, 1993, the Company had a forward exchange contract with a notional amount of approximately $600,000. This contract had a maturity of less than one year and the counterparty was a major domestic financial institution. There were no such contracts at April 30, 1994. Gains or losses resulting from contracts hedging net foreign currency positions have been included in the foreign currency translation adjustment component of stockholders' equity. Gains and losses from all other contracts are included in the Consolidated Statements of Income. In addition, at April 30, 1994, the Company had standby letters of credit outstanding totaling $8,890,000, which guarantee payment to certain insurance carriers.

12.  Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents, notes payable to banks and current maturities of long-term debt approximate fair value, because of the short maturities of these financial instruments. The fair values of marketable securities are estimated based on the quoted market prices obtained from brokers. The fair value of long-term debt, less current maturities, is estimated based on the discounted value of future cash flows, using the Company's current borrowing rate for loans of comparable terms and maturities.

   Using the above methods and assumptions, the estimated fair values of the Company's financial instruments at April 30 are as follows (in thousands of dollars):

                                          1994                 1993
                                  --------------------  ------------------
                                           Estimated            Estimated
                                  Carrying   Fair      Carrying   Fair
                                   Amount    Value      Amount    Value
                                  -------- ----------  -------- ---------
Assets:
  Cash and cash equivalents      $ 18,754  $ 18,754    $28,620   $28,620
  Marketable securities           105,784   101,687     94,877    95,361

Liabilities:
  Notes payable to banks            9,745     9,745      3,241     3,241
  Current maturities
    of long-term debt               1,875     1,875      2,101     2,101
  Long-term debt,
    less current maturities         6,790     5,595      8,795     7,685


13.  Segment and Geographic Area Information

   The Company's operations are predominantly within one business segment, which includes specialty chemicals, fasteners, welding supplies, plumbing and electronic parts, and safety supplies. Substantially all of these products are sold for repair, maintenance or industrial supply use.

   Financial information by geographic area, in thousands of dollars, follows for the years ended April 30:

                               United                Other      Consoli-
                               States    Europe  International   dated
                               ------    ------  ------------- ---------
1994
Net Sales                    $381,949  $222,214    $75,824      $679,987
Net Income (Loss)              20,474    12,818     (2,085)       31,207
Identifiable Assets           218,573   117,316     36,049       371,938
Corporate Assets                                                 113,285

1993
Net Sales                    $336,471  $267,280     $76,186     $679,937
Net Income                     19,030    16,952       1,631       37,613
Identifiable Assets           194,976   131,986      34,790      361,752
Corporate Assets                                                 105,624

1992
Net Sales                    $313,256  $271,388     $86,161     $670,805
Net Income                     17,332    20,721       1,382       39,435
Identifiable Assets           183,121   155,012      37,234      375,367
Corporate Assets                                                  95,460

   Intercompany sales and profits have been eliminated from the above schedule. Corporate expenses were allocated between the geographic areas. Identifiable assets are those identified with the operations in each geographic area. Corporate assets consist primarily of portions of cash and cash equivalents and marketable securities.

INDEPENDENT AUDITORS' REPORT
The Stockholders and Board of Directors
NCH Corporation:
======================================================================

 We have audited the accompanying consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NCH Corporation and subsidiaries as of April 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1994, in conformity with generally accepted accounting principles.


 /s/KPMG Peat Marwick
 ----------------------

Dallas, Texas
June 2, 1994

RESPONSIBILITY FOR FINANCIAL REPORTING
=========================================================================

  The management of the Company is responsible for the financial information and representations contained in the financial statements and other sections of the annual report. The financial statements have been prepared in conformity with generally accepted accounting principles, and therefore include informed estimates and judgments.

  The Company's system of internal control is designed to provide reasonable, but not absolute, assurance as to the integrity, objectivity and reliability of the financial records and the safeguarding of assets. Management believes that, within a cost-effective framework, the Company's accounting controls provide reasonable assurance that material errors or irregularities are prevented or would be detected within a relatively short period of time. The possibility exists, however, that errors or irregularities may occur and not be detected. The Company has a program of internal audits and follow-up, covering separate Company operations and functions in the U.S. and its international subsidiaries.

  The Board of Directors pursues its review of the audit function, internal controls and the financial statements largely through its Audit Committee, which consists solely of directors who are not employees of the Company. The Audit Committee periodically meets with management, the independent auditors and internal auditors with regard to their respective responsibilities. Both KPMG Peat Marwick and the internal auditors have full access to the Audit Committee. They meet with the committee, without management present, to discuss the scope and results of their examination, including internal control and financial reporting matters.

  Management also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's code of corporate conduct, which is publicized throughout the Company. The code of conduct addresses, among other things, the necessity of ensuring open communication within the Company; potential conflicts of interests; compliance with all domestic and foreign laws, including those relating to financial disclosure; and the confidentiality of proprietary information. The Company maintains a systematic program to assess compliance with these policies.



         /s/ Irvin L. Levy     /s/ Tom Hetzer
    -----------------------  -----------------------
    Irvin L. Levy            Tom Hetzer
    Chief Executive Officer  Chief Financial Officer

Selected Unaudited Quarterly Data
(In Thousands Except Per Share Data)

Years Ended April 30,

                                              Quarter
                           ---------------------------------------------
                            First       Second      Third        Fourth
                           --------    --------    --------     --------
1994
Net Sales                  $169,649    $163,160    $170,615     $176,563
Operating Income             12,239      14,714       9,296       14,135
Net Income                    7,561       9,267       5,726        8,653
Earnings Per Share             $.91       $1.12        $.69        $1.05

1993
Net Sales                  $175,033    $169,431    $168,736     $166,737
Operating Income             18,171      15,697      12,551       13,898
Net Income                   11,095       9,769       7,653        9,096
Earnings Per Share            $1.34       $1.18        $.92        $1.09


    Earnings per share for each period is calculated based on the average number of shares outstanding during the period.


Market and Dividend Information

    NCH Corporation stock is traded on the New York Stock Exchange. The high and low prices by quarter are shown for the past two years in the schedule below.

    Cash dividends paid during the fiscal year ended April 30, 1994, amounted to $16.5 million compared to $16.6 million and $8.3 million in fiscal years 1993 and 1992, respectively. On April 13, 1994, a dividend of $.25 per share was declared, payable June 15, 1994. A summary of the quarterly dividends per share for the past two years is set forth in the schedule below.

                  Common Stock Prices             Dividends Per Share
          -----------------------------------  -------------------------
               1994               1993           Declared       Paid
          ---------------    ---------------   -----------  ------------
Quarter    High     Low       High      Low    1994   1993   1994  1993
- - -------   ------  ------     ------   ------   ----   ----   ----- -----
First     68      59 1/2     68 1/8   62 1/2   $ .25  $ .25 $ .25  $ .25
Second    65 3/8  55 1/2     74 1/2   66 3/4   $ .25  $ .25 $ .25  $ .25
Third     61      52 1/8     74       62       $1.25  $1.25 $1.25  $1.25
Fourth    65 5/8  56 5/8     73       59 5/8   $ .25  $ .25 $ .25  $ .25

    As of June 1, 1994, there were 728 holders of record of the Company's Common Stock, which includes several brokerage firms that hold shares of the Company's stock for an estimated 3,800 investors.

NCH CORPORATION AND SUBSIDIARIES
EXHIBIT 21
SUBSIDIARIES OF THE REGISTRANT



  NCH Corporation is the parent company of numerous wholly-owned subsidiaries engaged in the business of marketing an extensive line of maintenance, repair and supply products. At the close of the last fiscal year, seventeen of these subsidiaries were operating domestically and 115 in foreign countries. The Company is also the parent of several wholly-owned subsidiaries that market various other products. All such subsidiaries considered in the aggregate as a single subsidiary would not constitute a significant subsidiary of NCH Corporation, and therefore are not listed here.

  As of the close of the last fiscal year, the following corporations were not wholly-owned by NCH Corporation.


                               Immediate Parent and        Jurisdiction
Name of Subsidiary            Percentage of Ownership    of Incorporation
- - ------------------            -----------------------    ----------------

NCH Hua Yang Ltd.             51% NCH Corporation        People's Republic
                                                         of China

Sunco Chemicals Ltd.          51% NCH Corporation        India

NCH CORPORATION AND SUBSIDIARIES
EXHIBIT 23
INDEPENDENT AUDITORS' CONSENT



The Board of Directors
NCH Corporation:

We consent to the incorporation by reference in the registration statements (No. 33-65206 and No. 2-78875) on Form S-8 of NCH Corporation of our reports dated June 2, 1994, relating to the consolidated balance sheeets of NCH Corporation and subsidiaries as of April 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows and related schedules for each of the years in the three-year period ended April 30, 1994, which reports appear or are incorporated by reference in the April 30, 1994 Annual Report on Form 10-K of NCH Corporation.


         /s/ KPMG Peat Marwick


Dallas, Texas
July 19, 1994

NCH CORPORATION AND SUBSIDIARIES
EXHIBIT 99
DEFINITIVE PROXY STATEMENT
REGARDING THE COMPANY'S 1994 ANNUAL MEETING OF
STOCKHOLDERS

                            SCHEDULE 14A INFORMATION

Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of
1934
                               (Amendment No.   )

Filed by the registrant [X]
Filed by a party other than the registrant [ ]

Check the appropriate box:

[ ] Preliminary proxy statement
[X] Definitive proxy statement
[ ] Definitive additional materials
[ ] Soliciting material pursuant to Rule 14a-11(c) or Rule 14a-12

                           NCH Corporation
- - ---------------------------------------------------------------------------
(Name of Registrant as Specified in Its Charter)

                           NCH Corporation
- - ---------------------------------------------------------------------------
(Name of Person(s) Filing Proxy Statement)

Payment of filing fee (check the appropriate box):

[X] $125 per Exchange Act Rules 0-11(c)(1)(ii), 14a-6(i)(1), or
    14a-6(j)(2).
[ ] $500 per each party to the controversy pursuant to Exchange Act
    Rule 14a-6(i)(3).
[ ] Fee computed on table below per Exchange Act Rules 14a-6(i)(4) and 0-11.

   1)  Title of each class of securities to which transaction applies:

   2)  Aggregate number of securities to which transaction applies:

   3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11;*

   4)  Proposed maximum aggregate value of transaction:

   * Set forth the amount on which the filing is calculated and state how it was determined.

[ ] Check box if any part of the fee is offset as provided by Exchange Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the form or schedule and the date of its filing.

   1)  Amount previously paid:

   2)  Form, schedule or registration statement no.:

   3)  Filing party:

   4)  Date filed:

                                     [LOGO]



                           2727 Chemsearch Boulevard
                              Irving, Texas  75062

                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                            To Be Held July 28, 1994



     NOTICE IS HEREBY GIVEN that the Annual Meeting of Stockholders of
NCH Corporation will be held in Gallery I of the Hotel Crescent Court (at the corner of Pearl and Cedar Springs Streets), Dallas, Texas, on Thursday, the 28th day of July, 1994, at 10:00 a.m., Central Daylight Time, for the following purposes:

  1. To elect two Class III directors of NCH to hold office until the next annual election of Class III directors by stockholders or until their respective successors are duly elected and qualified.

  2. In accordance with the requirements of Section 162(m) of the Internal Revenue Code, to approve an incentive bonus plan for members of the Executive Committee of the Board of Directors.

  3. To ratify the appointment of KPMG Peat Marwick, Certified Public Accountants, to be the independent auditors of NCH for the fiscal year ending April 30, 1995.

  4. To transact such other business as may properly come before the meeting or any adjournments of the meeting.

   The Board of Directors has fixed the close of business on Wednesday, June 1, 1994, as the record date for determining stockholders entitled to vote at and to receive notice of the annual meeting.

   Whether or not you expect to attend the meeting in person, you are urged to complete, sign, and date the enclosed form of proxy and return it promptly so that your shares of stock may be represented and voted at the meeting. If you are present at the meeting, your proxy will be returned to you if you so request.

                                  /s/ Joe Cleveland,
                                       Secretary

Dated:  June 22, 1994

                                     [LOGO]



                           2727 Chemsearch Boulevard
                              Irving, Texas  75062

                                PROXY STATEMENT
                                      For
                         ANNUAL MEETING OF STOCKHOLDERS
                          To Be Held on July 28, 1994

                              Dated: June 22, 1994

                    SOLICITATION AND REVOCABILITY OF PROXIES

   The accompanying proxy is solicited by the management of, and on behalf of, NCH Corporation, a Delaware corporation ("NCH"), to be voted at the Annual Meeting of the Stockholders of NCH, to be held Thursday, July 28, 1994 (the "Meeting"), at the time and place and for the purposes set forth in the accompanying Notice of Annual Meeting. When properly executed proxies in the accompanying form are received, the shares represented thereby will be voted at the Meeting in accordance with the directions noted on the proxies; if no direction is indicated, then such shares will be voted for the election of the directors and in favor of the proposals set forth in the Notice of Annual Meeting attached to this Proxy Statement.

   The enclosed proxy confers discretionary authority to vote with respect to any and all of the following matters that may come before the
Meeting: (1) matters that NCH's Board of Directors does not know a reasonable time before the Meeting are to be presented at the Meeting; and
(2) matters incidental to the conduct of the Meeting. Management does not intend to present any business for a vote at the Meeting other than the matters set forth in the accompanying Notice of Annual Meeting, and it has no information that others will do so. If other matters requiring the vote of the stockholders properly come before the Meeting, then, subject to the limitations set forth in the applicable regulations under the Securities Exchange Act of 1934, it is the intention of the persons named in the attached form of proxy to vote the proxies held by them in accordance with their judgment on such matters.

   Any stockholder giving a proxy has the power to revoke that proxy at any time before it is voted. A proxy may be revoked by filing with the Secretary of NCH either a written revocation or a duly executed proxy bearing a date subsequent to the date of the proxy being revoked. Any stockholder may attend the Meeting and vote in person, whether or not such stockholder has previously submitted a proxy.

   In addition to soliciting proxies by mail, officers and regular employees of NCH may solicit the return of proxies. Brokerage houses and other custodians, nominees, and fiduciaries may be requested to forward
solicitation material to the beneficial owners of stock.   This Proxy
Statement and the accompanying proxy are first being sent or given to NCH's stockholders on or about June 24, 1994.

   NCH will bear the cost of preparing, printing, assembling, and mailing the Notice of Annual Meeting, this Proxy Statement, the enclosed proxy, and any additional material, as well as the cost of forwarding solicitation material to the beneficial owners of stock.


                                 VOTING RIGHTS

   The record date for determining stockholders entitled to notice of and to vote at the Meeting is the close of business on June 1, 1994. On that date there were 8,280,040 shares issued and outstanding of NCH's $1.00 par value common stock ("Common Stock"), which is NCH's only class of voting securities outstanding. Each share of NCH's Common Stock is entitled to one vote in the matter of election of directors and in any other matter that may be acted upon at the Meeting. Neither NCH's certificate of incorporation nor its bylaws permits cumulative voting. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of Common Stock entitled to vote at the Meeting is necessary to constitute a quorum at the Meeting, but in no event will a quorum consist of less than one-third of the shares entitled to vote at the Meeting. The affirmative vote of a plurality of the shares of Common Stock represented at the Meeting and entitled to vote is required to elect directors. All other matters to be voted on will be decided by a majority of the shares of Common Stock represented at the meeting and entitled to vote. Abstentions and broker nonvotes are each included in determining the number of shares present at the meeting for purposes of determining a quorum. Abstentions and broker nonvotes have no effect on determining plurality, except to the extent that they affect the total votes received by any particular candidate. With respect to the proposal to approve an incentive bonus plan for members of the Executive Committee of the Board of Directors, abstentions have the effect of votes against the proposal and broker nonvotes are not counted.


                             ELECTION OF DIRECTORS

   NCH's Board of Directors consists of seven members, divided into three classes: Class I (two directors), Class II (three directors), and Class III (two directors). Only the Class III positions are due for nomination and election at the Meeting. The Class I and Class II positions will be due for nomination and election at the annual meetings of stockholders to be held in 1995 and 1996, respectively.

   The intention of the persons named in the enclosed proxy, unless such proxy specifies otherwise, is to vote the shares represented by such proxy for the election of Jerrold M. Trim and Irvin L. Levy as the Class III directors. Messrs. Jerrold M. Trim and Irvin L. Levy have been nominated to stand for re-election by the Board of Directors until their terms expire or until their respective successors are duly elected and qualified. Messrs. Jerrold M. Trim and Irvin L. Levy are presently directors of NCH. Messrs. Irvin, Lester, and Milton Levy are brothers. Robert L. Blumenthal is a first cousin of Messrs. Irvin, Lester, and Milton Levy. Certain information regarding each nominee and director is set forth below. The number of shares beneficially owned by each nominee is listed under "Security Ownership of Principal Stockholders and Management."

                               Class I Directors

   J. Rawles Fulgham, Jr., 66, has been a director of NCH since 1981. Mr. Fulgham was an executive director of Merrill Lynch Private Capital
Inc. from 1982 until 1989, when he assumed his current position as a Senior Advisor to Merrill Lynch & Co., Inc. He is also a director of Dresser Industries, Inc., Indresco, Inc., Republic Financial Services, Inc., and BancTec, Inc., all of which are located in Dallas, Texas. Mr. Fulgham is a member of the Audit Committee and the Compensation Committee.

   Lester A. Levy, 71, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Board of Directors of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is also a director of A.H. Belo Corporation, Dallas, Texas. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

                        Class II Directors and Nominees

   Robert L. Blumenthal, 63, has engaged in the practice of law since 1957. He is a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., which serves as NCH's legal counsel.

   Thomas B. Walker, Jr., 70, has been a director of NCH since 1987. He was a general partner of Goldman, Sachs & Co. from 1968 until 1984 when he assumed his current position as a limited partner of The Goldman Sachs Group, L.P. Mr. Walker is also a director of Sysco Corporation, A.H. Belo Corporation, and Central and South West Corporation. He is a member of the Audit Committee and the Compensation Committee.

   Milton P. Levy, Jr., 68, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Executive Committee of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is also an advisory director of Texas Commerce Bank, N.A. He is a member of the Stock Option Committee and the Executive Committee.

                              Class III Directors

   Jerrold M. Trim, 57, has been a director of NCH since 1980 and is the president and majority shareholder of Windsor Association, Inc., which is engaged primarily in investment consulting services. He is also a general partner of Chiddingstone Management Company and The Penshurst Fund, which are limited partnerships that invest in marketable securities. He is a member of the Audit Committee and the Compensation Committee.

   Irvin L. Levy, 65, has been a director and an officer of NCH since
1950, and has served as NCH's President since 1965. He is either president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee. Mr. Levy is also a director of NationsBank of Texas, N.A.

   If either of the above nominees for Class III directors should become unavailable to serve as a director, then the shares represented by proxy will be voted for such substitute nominees as may be nominated by the Board of Directors. NCH has no reason to believe that either of the above nominees is, or will be, unavailable to serve as a director.


                 Meeting Attendance and Committees of the Board

   NCH has audit, compensation, executive, and stock option committees of the Board, whose members are noted above. During the last fiscal year, the Board of Directors met on five occasions, the Compensation Committee met twice, the Audit Committee met once, the Executive Committee met or acted by consent at least 33 times, and the Stock Option Committee met once. NCH does not have a standing nominating committee of the Board. Nominees to the Board are selected by the entire Board.

   The Audit Committee of the Board reviews the scope of the independent auditors' examinations and the scope of activities of NCH's internal auditors. Additionally, it receives and reviews reports of NCH's independent auditors and internal auditors. The Audit Committee also meets (without management's presence, if the Audit Committee so desires) with the independent auditors and members of the internal auditing staff, receives recommendations or suggestions for change, and may initiate or supervise any special investigations it may choose to undertake.

   The Compensation Committee recommends to the Board of Directors the salaries of Messrs. Irvin, Lester, and Milton Levy.

   The Executive Committee possesses all of the powers of the Board of Directors between meetings of the Board.

   The Stock Option Committee of the Board determines those employees of NCH and its subsidiaries who will receive stock options and the amount of such options.


                    PROPOSAL TO APPROVE EXECUTIVE COMMITTEE
                              INCENTIVE BONUS PLAN


   Section 162(m), which was added to the Internal Revenue Code in August 1993, denies the deduction for compensation over $1 million per year paid by a publicly traded company to the chief executive and the four other most highly compensated officers. Compensation based on performance goals and approved by the stockholders is excluded from the limitation on deductions over $1 million. To qualify for the exclusion: (i) the compensation must be paid solely for achieving performance goals; (ii) the performance goals must be established by a compensation committee consisting of outside directors; (iii) the terms under which the compensation will be paid, including the performance goals, must be described to and approved by stockholders; and (iv) prior to payment, the compensation committee must certify that the performance goals and other terms were satisfied.

   To qualify all compensation paid to the Executive Committee of the Board of Directors as a deductible expense under Section 162(m) of the Internal Revenue Code, on April 28, 1994, the Compensation Committee of the Board of Directors adopted an incentive bonus plan (the "Bonus Plan"), subject to stockholder approval, for members of the Executive Committee.

   The Bonus Plan provides a formula for determining the amounts of annual bonuses to be paid to each member of the Executive Committee. Bonus amounts will depend on the amount by which NCH's net income after taxes, but before accrual for any bonus under the Bonus Plan, for a particular fiscal year increases over its net income for the preceding fiscal year.
If net income increases less than 10%, then no bonus will be paid. Increases from 10% to less than 14% will result in payment of a $225,000 bonus to each member of the Executive Committee. Increases from 14% to less than 16% will result in payment of a $300,000 bonus to each Executive Committee member. Increases of 16% or more will result in payment of a $375,000 bonus to each member of the Executive Committee.

   The Bonus Plan prohibits amendment of its terms to increase the cost of the Bonus Plan to NCH or to change the persons to whom bonuses will be paid under the Bonus Plan without a vote of NCH's stockholders.

   The following table summarizes the amounts that would have been received by or allocated to each member of the Executive Committee for the last three completed fiscal years had the Bonus Plan been in effect.

                               NEW PLAN BENEFITS

                    Executive Committee Incentive Bonus Plan
                                                              Dollar
               Name and Position                             Value ($)
               -----------------                             ---------

       Irvin L. Levy, President                                 0
       Lester A. Levy, Chairman of the Board                    0
       Milton P. Levy, Jr., Chairman of the Executive Committee 0


                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Director Compensation

     Directors who are not executive officers of NCH receive compensation of $25,000 per annum and $1,000 for each meeting of the Board of Directors or Board committee attended. All other directors receive $1,000 for each such meeting attended. Members of the Stock Option Committee and Executive Committee are not compensated separately for their services on such committees.

Report on Executive Compensation

Responsibility for Executive Compensation

     Three outside directors, as the Compensation Committee of NCH (Messrs. Fulgham, Trim, and Walker), have primary responsibility for recommending to the Board the executive compensation program for Messrs. Irvin, Lester, and Milton Levy. The Compensation Committee recommends to the Board an annual aggregate base compensation for the Office of the Executive Committee and, pending shareholder approval of the Executive

Committee Bonus Plan, is responsible for administering and approving incentive compensation for the Office of the Executive Committee. After Board approval of the Compensation Committee's recommendation for aggregate base compensation (with Messrs. Irvin, Lester, and Milton Levy abstaining), the Messrs. Levy divide the compensation of the Executive Committee among themselves. Messrs. Irvin, Lester, and Milton Levy are responsible for administering the compensation program for all other officers of NCH.

Executive Compensation Strategy

     With respect to compensation of all key executives other than Messrs. Irvin, Lester, and Milton Levy, NCH's strategy is generally as follows:

        Attract and retain key executives by delivering a market competitive rate of base pay. Market competitive rates of pay are determined by reviewing compensation data from other companies that resemble NCH in terms of lines of business, size, scope, and complexity.

        Provide salary increases to key executives based on their individual effort and performance. In addition to the individual's experience, job duties, and performance, annual increases are influenced by NCH's overall performance.

        Provide annual incentive opportunities based on objectives that NCH feels are critical to its success during the year. Target incentive levels are set on an individual basis and actual awards are made at the Executive Committee's discretion.

        Provide long-term incentives to key employees so that employees are focused on activities and decisions that promote NCH's long-term financial and operational success. To meet this objective, NCH offers stock options to certain key employees. Options are generally granted for a period of five years at a price that is at least equal to the fair market value of the Common Stock at the time of grant. Options vest in equal increments over a three-year period from the time of grant.


Compensation of Messrs. Irvin, Lester, and Milton Levy

     The Compensation Committee occasionally seeks assistance and relies on compensation data supplied by an outside compensation consulting firm to determine the competitiveness of NCH's compensation programs. Based on survey and proxy analyses performed by the consulting firm, the Compensation Committee believes that the aggregate compensation for the Office of the Executive Committee to be at the 75th percentile of total direct compensation (base salary plus annual incentives plus present value of long-term incentives granted) in chemical companies and other industrial companies of similar size. Given the tenure and depth of experience of the Office of the Executive Committee, the Compensation Committee feels that this is an appropriate competitive level of compensation. All of the companies in the peer group in NCH's performance graph on page 10 of this Proxy Statement are included in the proxy analysis performed by the consulting firm. NCH's performance in sales and earnings in the then current economic and competitive environment, adjusted for currency fluctuations, is considered in setting executive compensation, although no formula or preset goal is used.

     NCH has adopted a separate strategy with respect to the incentive compensation of the Office of the Executive Committee (Messrs. Irvin, Lester, and Milton Levy). Since these individuals are very significant long-term stockholders of NCH, some of the typical approaches to executive compensation that exist in the marketplace are not necessarily relevant at NCH. Long-term incentive programs are implemented for senior executives to create a link between the corporation's performance and the executive's own personal wealth. In light of the shareholding of Messrs. Irvin, Lester, and Milton Levy, they are already significantly impacted financially by NCH's overall performance. The Compensation Committee generally feels that in this situation any long-term incentive program should be tied to salary or bonus.

     In terms of short-term incentive compensation, NCH is submitting the Executive Committee Bonus Plan for stockholder approval at the Meeting. Since aggregate compensation for the Office of the Executive Committee could result in a member receiving over $1 million in annual compensation, NCH finds it necessary to comply with the provisions of Section 162(m) of the Internal Revenue Code to qualify for tax deductibility all compensation paid to the Executive Committee. NCH's policy is to qualify to the extent practicable all compensation paid to its executive officers for tax deductibility in accordance with Section 162(m). The stockholders must approve the Bonus Plan before it goes into effect.

Conclusion

     The Compensation Committee believes that current compensation arrangements in place at NCH are reasonable and competitive given NCH's size and status and the current regulatory environment surrounding executive compensation. The base salary program allows NCH to attract and retain management talent. In addition, for those employees who are incentive eligible, such systems continue to provide the necessary link between the attainment of NCH's performance objectives and the compensation received by executives.

                                      Executive Committee &
              Compensation Committee  Stock Option Committee
              ----------------------  ----------------------

              J. Rawles Fulgham, Jr.  Irvin L. Levy
              Jerrold M. Trim         Lester A. Levy
              Thomas B. Walker, Jr.   Milton P. Levy, Jr.

  The report on executive compensation will not be deemed to be incorporated by reference into any filing by NCH under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that NCH specifically incorporates the above report by reference.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

  Messrs. Irvin, Lester, and Milton Levy are members of the Executive Committee of NCH's Board of Directors, which committee determines most salaries and promotions with respect to officers of NCH and its subsidiaries, and of the Stock Option Committee, which determines those employees of NCH and its subsidiaries who will receive stock options and the amount of such options. Messrs. Irvin, Lester, and Milton Levy are executive officers and employees of NCH.

  NCH's Board of Directors (with the subject members abstaining) determines the salaries of Messrs. Irvin, Lester, and Milton Levy after recommendation of the Compensation Committee, whose members are J. Rawles Fulgham, Jr., Jerrold M. Trim, and Thomas B. Walker, Jr.

  Executive Compensation

  The following table summarizes the compensation paid to Messrs. Irvin, Lester, and Milton Levy, who together hold the office of the Executive Committee, and to NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1994) for services rendered in all capacities to NCH during the fiscal years ended April 30, 1994, 1993, and 1992.
                           SUMMARY COMPENSATION TABLE

                                             Annual
                                        Compensation(1)
     Name and                 Fiscal   ------------------     All Other
Principal Positions            Year    Salary(2)   Bonus   Compensation(3)
- - --------------------          ------   ---------  -------  ---------------
Irvin L. Levy, President        1994   $ 815,734   $     -     $6,016
                                1993     794,029         -      5,184
                                1992     778,029         -          -

Lester A. Levy, Chairman        1994     822,635         -      5,316
  of the Board                  1993     748,082         -      5,184
                                1992     748,650         -          -

Milton P. Levy, Jr., Chairman   1994     963,877         -      6,016
  of the Executive Committee    1993   1,042,078                5,184
                                1992     975,808         -          -

Thomas F. Hetzer, Vice          1994     153,410     5,725      3,416
  President - Finance           1993     135,954    17,000      4,204
                                1992     125,005    16,000          -

Glen L. Scivally, Vice          1994     151,352     5,250      3,421
  President and Treasurer       1993     134,124    15,750      4,571
                                1992     124,216    20,700          -


- - -------------------------------
(1) Certain of NCH's executive officers receive personal benefits in addition to annual salary and bonus. The aggregate amounts of the personal benefits, however, do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer.

(2) Includes compensation for services as a director (other than Mr. Hetzer and Mr. Scivally).

(3) The amounts included in this column were contributed to the accounts of the executives included in the table under NCH's qualified profit sharing and savings plan. Compensation that would otherwise be included in this column for fiscal year 1992 has been omitted pursuant to the phase-in provisions of the executive compensation rules promulgated by the Securities and Exchange Commission.


    Retirement Agreements

    NCH has entered into retirement agreements with Messrs. Irvin, Lester, and Milton Levy that provide for lifetime monthly payments and guarantee 120 monthly payments beginning at death, retirement, or disability. Payments under these agreements will be $385,000 per year, subject to adjustment each year after 1993 for increases in the United States Consumer Price Index for the preceding year.


                              CERTAIN TRANSACTIONS

    NCH has entered into split dollar life insurance agreements with the sons of Lester A. Levy and Irvin L. Levy who are NCH employees and with Lester A. Levy's daughter, concerning the purchase of life insurance policies insuring Irvin L. Levy, Lester A. Levy, and Milton P. Levy, Jr. The employee or daughter pays the "economic benefit" portion of the premium (computed under Internal Revenue Code Rulings 55-747 and 66-110) and NCH pays the rest of the premium. The premium averages approximately $570,000 per year for the remaining premium payment period, estimated to be 15 years. The impact of these policies on after-tax earnings was $98,000 in fiscal 1994. Because of the cash value build up of the policies, they should have either no material effect or a positive effect on earnings in subsequent years. The insurance provides benefits to the above indicated employees totalling $10,000,000 on the death of combinations of insureds. NCH has been granted a security interest in the cash value and death benefit of each policy to the extent of the sum of premium payments made by NCH. These arrangements are designed so that if the assumptions made as to mortality experience, policy earnings, and other factors are realized, then NCH will recover all of its premium payments.

    The purpose of the arrangement in addition to providing benefits to the employees is to provide cash to the families of Messrs. Lester and Irvin Levy at the approximate time of death of the senior Levys to avoid their Common Stock being forced on to the market at a potentially inappropriate time.


                FIVE YEAR COMPARISON OF CUMULATIVE TOTAL RETURN


    The following graph presents NCH's cumulative stockholder return during the period beginning April 30, 1989, and ending April 30, 1994. NCH is compared to the S&P 500 and a peer group consisting of companies that collectively represent lines of business in which NCH competes. The companies included in the peer group index are Betz Laboratories, Inc., The Dexter Corporation, Ecolab Inc., Lawson Products, Inc., Nalco Chemical Company, National Service Industries, Inc., Petrolite Corporation, Premier Industrial Corporation, Quaker Chemical Corporation, Safety-Kleen Corp., and Snap-On Tools Corporation. Each index assumes $100 invested at the close of trading on April 30, 1989, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.










[THE STOCK PERFORMANCE GRAPH IS PROVIDED UNDER COVER OF FORM SE]















    The stock price performance depicted in the graph above is not necessarily indicative of future price performance. The graph will not be deemed to be incorporated by reference in any filing by NCH under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that NCH specifically incorporates the graph by reference.

                             SECURITY OWNERSHIP OF
                     PRINCIPAL STOCKHOLDERS AND MANAGEMENT


    The following table sets forth certain information regarding the beneficial ownership of NCH's Common Stock as of June 1, 1994, by: (i) persons known to management to beneficially own more than 5% of NCH's Common Stock; (ii) each director and nominee for director; (iii) the three persons holding the office of the Executive Committee and NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1994); and (iv) all directors and executive officers of NCH as a group. Except as noted below, each person included in the table has sole voting and investment power with respect to the shares that the person beneficially owns.

             Name of         Amount and Nature of        Percent
       Beneficial Owner      Beneficial Ownership       of Class
    ----------------------- -----------------------    ----------

    Robert L. Blumenthal              2,683                 *
    J. Rawles Fulgham, Jr. (1)        2,000                 *
    Thomas F. Hetzer                      0                 -
    Irvin L. Levy (2)(3)          1,558,206              18.8%
    Lester A. Levy (2)(4)         1,500,358              18.1%
    Milton P. Levy, Jr. (2)(5)    1,121,930              13.5%
    Glen L. Scivally                      0                 -
    Jerrold M. Trim (6)                   0                 -
    Thomas B. Walker, Jr.            10,000                 *

    All directors and executive   4,147,693              50.1%
    officers as a group (12 people)
- - ------------------------------------

*   Less than 1% of class.

(1) Of these shares, 700 are held by a Dallas bank in trust for the retirement plan and benefit of Mr. Fulgham.

(2) The address of Messrs. Irvin, Lester, and Milton Levy is P.O. Box 152170, Irving, Texas 75015. The definition of beneficial ownership under the rules and regulations of the Securities and Exchange Commission requires inclusion of the same 29,000 shares held as cotrustees by Messrs. Irvin, Lester, and Milton Levy for a family trust in the totals listed above for each of Messrs. Irvin, Lester, and Milton Levy.

(3) Irvin L. Levy owns a life estate interest in 1,000,000 shares included in the table over which he has sole voting and investment power, and his children own a remainder interest in such 1,000,000 shares. The table includes the following shares, beneficial ownership of which Irvin L. Levy disclaims: 25,633 shares held as trustee for his grandnephews and grandniece over which he has sole voting and investment power, and 29,000 shares held as cotrustee with his brothers for a family trust over which he shares voting and investment power.

(4) Lester A. Levy owns a life estate interest in 625,194 shares included in the table over which he has sole voting and investment power, and his children own a remainder interest in such 625,194 shares. The table includes the following shares, beneficial ownership of which Lester A. Levy disclaims: 18,337 shares held as trustee for his grandnieces over which he has sole voting and investment power, and 29,000 shares held as cotrustee with his brothers for a family trust over which he shares voting and investment power.

(5) The table includes the following shares beneficial ownership of which Milton P. Levy, Jr. disclaims: 34,448 shares owned by his wife over which he has no voting or investment power, 29,000 shares held as cotrustee with his brothers for a family trust over which he shares voting and investment power, and 2,106 shares held as cotrustee with his daughters for their benefit over which he shares voting and investment power.

(6) Windsor Association, Inc., of which Mr. Trim is president, has a corporate policy against its employees owning any publicly traded securities.

                             SELECTION OF AUDITORS

    The Board of Directors has appointed KPMG Peat Marwick, Certified Public Accountants, to continue to be the principal independent auditors of NCH, subject to stockholder ratification at the Meeting. A representative of that firm has been requested to be present at the Meeting and will have an opportunity to make a statement if the representative desires to do so and to respond to appropriate questions.

                           PROPOSALS OF STOCKHOLDERS

    Stockholders of NCH who intend to present a proposal for action at the 1995 Annual Meeting of Stockholders of NCH must notify NCH's management of such intention by notice received at NCH's principal executive offices not less than 120 days in advance of June 22, 1995, for such proposal to be included in NCH's proxy statement and form of proxy relating to such meeting.

                                 ANNUAL REPORT

    The Annual Report for the year ended April 30, 1994, is being mailed to stockholders with this Proxy Statement. The Annual Report is not to be regarded as proxy soliciting material. NCH will provide without charge to each stockholder to whom this Proxy Statement and the accompanying form of proxy are sent, on the written request of such person, a copy of NCH's annual report on Form 10-K for the fiscal year ended April 30, 1994, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission. Requests should be directed to NCH Corporation, Attention: Secretary, P. O. Box 152170, Irving, Texas 75015.

                                                 /s/ Irvin L. Levy,
                                                 President
Irving, Texas
Dated:  June 22, 1994

/X/ Please mark your votes as in this example.

                             FOR     WITHHOLD AUTHORITY
1. Election of Directors     / /            / /

Nominees are:
Jerrold M. Trim and Irvin L. Levy

Instruction: To withhold authority to vote for all nominees, mark the Withhold Authority box. To withhold authority to vote for any individual nominee, write the nominee's name on the line above.


2. Proposal to approve the incentive bonus plan for members of the Executive Committee of the Board of Directors as described in the proxy statement for the 1994 annual meeting of stockholders:
FOR / /  AGAINST / / ABSTAIN / /

3. Proposal to ratify the appointment of KPMG Peat Marwick as independent auditors of NCH Corporation:
FOR / / AGAINST / / ABSTAIN / /

4. In their discretion, the proxies are authorized to vote upon any other matters that may properly come before the meeting or any adjournment thereof, subject to the limitations set forth in the applicable regulations under the Securities Exchange Act of 1934. FOR / / AGAINST / / ABSTAIN / /


SIGNATURE_____________________________DATE_________________, 1994

SIGNATURE IF HELD JOINTLY___________________________________
DATE__________________, 1994

NOTE: Please sign exactly as name appears hereon. Joint owners should each sign. When signing as attorney, executor, administrator, trustee, guardian, officer or partner, please indicated full title and capacity.


SEE REVERSE SIDE

PROXY


                         NCH CORPORATION
         ANNUAL MEETING OF STOCKHOLDERS - JULY 28, 1994
  THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS.


The undersigned, revoking all prior proxies, hereby appoints James H. Stone, Tom Hetzer, and Joe Cleveland, and any one or more of them, proxy or proxies, with full power of substitution in each, and hereby authorizes them to vote for the undersigned and in the undersigned's name, all shares of common stock of NCH Corporation (the "Company") standing in the name of the undersigned on June 1, 1994, as if the undersigned were personally present and voting at the Company's annual meeting of stockholders to be held on July 28, 1994, in Dallas, Texas, and at any adjournment thereof, upon the matters set forth on the reverse side hereof.

This proxy when properly executed will be voted in the manner directed herein by the undersigned stockholder. IF NO DIRECTION IS MADE, THEN THIS PROXY WILL BE VOTED FOR PROPOSALS 1, 2, AND 3, AND IN THE PROXIES' DISCRETION ON ALL OTHER MATTERS THAT MAY PROPERLY COME BEFORE THE ANNUAL MEETING, INCLUDING MATTERS INCIDENT TO THE CONDUCT OF SUCH MEETING.




  (Continued and to be signed on reverse side)