Form 10-Q
period 1994-07-31
NCH CORP
filed 1994-09-13
CIK 69960

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended July 31, 1994              Commission file number 1-5838
                  -------------                                     ------


                                NCH CORPORATION
- - --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                   75-0457200
- - ---------------------------------          -------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


       P.O. Box 152170
     2727 Chemsearch Blvd.
          Irving, TX                                   75015-2170
- - --------------------------------           -------------------------------
     (Address of principal                             (Zip Code)
      executive offices)

Registrant's telephone number, include area code        (214) 438-0211
                                                 -------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding at September 9, 1994
- - -------------------------------            --------------------------------

  Common Stock, $1 par value                            8,285,834
  --------------------------                            ---------

                                NCH CORPORATION

                                     INDEX


                                                                   Page No.
                                                                   -------

Part I.         Financial Information:

        Consolidated Balance Sheets --
          July 31, 1994 and April 30, 1994                                  3

        Consolidated Statements of Income --
          Three Months Ended July 31, 1994 and 1993                         4

        Consolidated Statements of Cash Flows --
          Three Months Ended July 31, 1994 and 1993                         5

        Notes to Consolidated Financial Statements                     6 -  7

        Management's Discussion and Analysis of
          Financial Condition and Results of Operations                8 - 11


Part II.        Other Information                                          12

                        NCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (In Thousands Except Share and Per Share Data)
                                  (Unaudited)

                                                     July 31,    April 30,
                                                       1994        1994
                                                     --------    ---------
Assets
Current Assets
  Cash and cash equivalents                          $ 23,015    $ 18,754
  Marketable securities                                99,613     105,784
  Accounts receivable, net                            137,259     136,178
  Inventories                                          89,317      83,634
  Prepaid expenses                                      9,369       6,431
  Deferred income taxes                                14,199      12,990
                                                     --------    --------
     Total Current Assets                             372,772     363,771
                                                     --------    --------
Property, Plant and Equipment                         181,436     177,999
  Accumulated depreciation                             96,721      93,892
                                                     --------    --------
                                                       84,715      84,107
                                                     --------    --------
Deferred Income Taxes                                  22,763      22,332
                                                     --------    --------
Other                                                  14,321      15,013
                                                     --------    --------
     Total                                           $494,571    $485,223
                                                     ========    ========

Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable to banks                             $  9,097    $  9,745
  Current maturities of long-term debt                  1,955       1,875
  Accounts payable                                     46,582      46,775
  Accrued expenses                                     24,945      22,784
  Income taxes payable                                 18,521      18,117
  Dividends payable                                     2,070       2,069
                                                     --------    --------
  Total Current Liabilities                           103,170     101,365
                                                     --------    --------
Long-term Debt, less current maturities                 6,876       6,790
                                                     --------    --------
Retirement and Deferred Compensation Plans             84,849      83,986
                                                     --------    --------
Stockholders' Equity
  Common stock, par value $1 per share, authorized
     20,000,000 shares.  Issued 11,769,304 shares      11,769      11,769
  Additional paid-in capital                            6,421       6,369
  Unrealized loss on investments                         (990)          -
  Retained earnings                                   398,949     393,193
  Foreign currency translation adjustment             (20,404)    (22,100)
                                                     --------    --------

                                                      395,745     389,231
  Less treasury stock
     (3,489,162 and 3,492,058 shares)                  96,069      96,149
                                                     --------    --------
                                                      299,676     293,082
                                                     --------    --------
     Total                                           $494,571    $485,223
                                                     ========    ========

The accompanying notes are an integral part of these financial statements.

                        NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                            Three Months Ended July 31,
                                            ---------------------------
                                              1994               1993
                                            --------           --------

Net Sales                                   $178,728           $169,649
                                            --------           --------
Operating Expenses
  Cost of sales, including
     warehousing & commissions                94,512             86,797
  Marketing & administrative expenses         71,156             70,613
                                            --------           --------
                                             165,668            157,410
                                            --------           --------
Operating Income                              13,060             12,239

Other (Expenses) Income
  Loss on revaluation of foreign currencies     (419)              (204)
  Net interest income                            640                714
                                            --------           --------
Income before Income Taxes                    13,281             12,749

Provision for Income Taxes                     5,455              5,188
                                            --------           --------
Net Income                                  $  7,826           $  7,561
                                            ========           ========
Weighted Average Number of
  Shares Outstanding                           8,279              8,287
                                               =====              =====
Earnings Per Share                             $ .95              $ .91
                                               =====              =====
Cash Dividend Paid Per Share                   $ .25              $ .25
                                               =====              =====
Cash Dividend Declared Not Paid                $ .25              $ .25
                                               =====              =====




The accompanying notes are an integral part of these financial statements.

                         NCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)
                                                          Three Months Ended
                                                                July 31,
                                                         --------------------
                                                           1994        1993
                                                         --------    --------
Cash Flows from Operating Activities
 Net Income                                              $  7,826   $  7,561
 Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization                           3,340      3,188
    Provision for losses on accounts receivable             1,963      1,834
    Deferred income taxes                                  (1,049)      (883)
    Retirement and deferred compensation plans                669        758
    Changes in assets and liabilities, excluding net
          assets acquired in the purchase of businesses:
       Accounts receivable                                 (1,242)    (4,050)
       Inventories                                         (5,142)    (1,369)
       Prepaid expenses                                    (2,831)    (2,348)
       Current liabilities (except short-term debt)         1,220      1,246
    Other                                                     (76)       360
                                                         --------   --------

    Net cash provided by operating activities               4,678      6,297
                                                         --------   --------

Cash Flows from Investing Activities
 Sales of property, plant and equipment                       505        293
 Purchases of property, plant and equipment                (3,477)    (4,893)
 Redemptions of marketable securities                       9,376      7,585
 Purchases of marketable securities                        (4,728)    (7,805)
 Purchases of intangible assets                              (345)    (1,353)
                                                         --------   --------
    Net cash provided (used) in investing activities        1,331     (6,173)
                                                         --------   --------
Cash Flows from Financing Activities
 Proceeds from notes payable                                1,603        132
 Payments of notes payable                                 (2,408)    (1,376)
 Payments of long-term debt                                    (3)       (22)
 Borrowing of cash surrender values                           690      7,758
 Payments of dividends                                     (2,069)    (2,070)
 Purchase of treasury stock                                     -     (3,422)
 Proceeds from exercise of stock options                       34         29
                                                         --------   --------
    Net cash provided (used) in financing activities       (2,153)     1,029
                                                         --------   --------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                         405        335
                                                         --------   --------
Net Increase in Cash and Cash Equivalents                   4,261      1,488

Cash and Cash Equivalents at Beginning of Year             18,754     28,620
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 23,015   $ 30,108
                                                         ========   ========

The accompanying notes are an integral part of these financial statements.

                       NCH CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


1.  Basis of Presentation
    ---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of July 31, 1994, and April 30, 1994, the results of its operations for the three months ended July 31, 1994 and 1993, and cash flows for the three months then ended.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 NCH Corporation Report to the Shareholders, which is included in Part II of Form 10-K.

The results of operations for the three month period ended July 31, 1994, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories
    -----------

Inventories consisted of the following (in thousands of dollars):

                                                  July 31,      April 30,
                                                    1994          1994
                                                  --------      ---------
    Raw Materials                                 $12,741       $13,849
    Finished Goods                                 74,369        67,676
    Sales Supplies                                  2,207         2,109
                                                  -------       -------
                                                  $89,317       $83,634
                                                  =======       =======

3.  Earnings Per Common Share
    -------------------------

Earnings per common share are based upon the weighted average number of common shares outstanding during the period.


4.  Supplemental Cash Flow Information
    ----------------------------------

Cash payments for interest for the three months ended July 31, 1994 and 1993, were approximately $424,000 and $1,173,000, respectively. Cash payments for income taxes were approximately $6,543,000 and $5,016,000 for the same periods, respectively.

5.  Adoption of New Accounting Standards
    ------------------------------------

    The Company implemented Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" as of May 1, 1994. This statement requires recognition of a liability for certain benefits provided to former or inactive employees after employment but before retirement. Implementation of this statement was immaterial to the Company's financial position and results of operations.

    The Company implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of May 1, 1994. This statement requires that certain debt and equity security investments, other than investments accounted for by the equity method and investments in consolidated subsidiaries, be categorized as either trading securities, securities available-for-sale, or securities held-to-maturity. The Company classifies all of its investments in securities which do not meet the definition of cash equivalents as marketable securities available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses (net of deferred income taxes) recognized on the balance sheet as a separate component of stockholders' equity. Fair values are based on quoted market prices obtained from an independent broker. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method. In accordance with the provisions of this statement, prior period financial statements have not been restated to reflect this change in accounting principle.

The following is a summary of available-for-sale marketable securities as of July 31, 1994 (in thousands of dollars):

                               Estimated     Unrealized
                                 Fair          Gains
                                 Value        (Losses)       Cost
                               ---------     ----------    --------

U.S. Government Securities      $ 1,932       $     3     $  1,929
State and Municipal Bonds        97,385        (1,526)      98,911
Certificates of Deposit             296             -          296
                                -------       -------     --------
                                $99,613       $(1,523)    $101,136
                                =======       =======     ========

The contractual maturities of the marketable securities at estimated fair value as of July 31, 1994 are as follows (in thousands of dollars): 1995- $32,081; 1996-$31,252; 1997-$12,729; 1998-$15,192; and 1999-$8,359.

                       NCH CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources
- - -------------------------------

    In the fiscal quarter ended July 31, 1994, working capital increased to $269.6 million from $262.4 million at April 30, 1994, and the current ratio remained even at 3.6 to 1 at both July 31, and April 30, 1994. The total of cash, cash equivalents and marketable securities decreased by $1.9 million in the fiscal quarter to $122.6 million at July 31, 1994, as shown on the Consolidated Balance Sheet. Of this decrease, $1.5 million is due to unrealized losses on marketable securities as a result of implementation of the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Net cash flow from operations totaled $4.7 million. Principal uses of cash consisted of net capital expenditures of $3.0 million and payment of dividends of $2.1 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

    The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries increased as a result of the change in the Company's composite spot rate at May 31, 1994, compared to February 28, 1994. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $22.1 million reduction of equity at April 30, 1994, to a $20.4 million reduction of equity at July 31, 1994.

    Accounts receivable and inventories increased by $1.1 million and $5.7 million, respectively, in the quarter ended July 31, 1994, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first fiscal quarter was to increase the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable decreasing by $.7 million and inventories increasing by $5.1 million during the quarter. Accounts receivable decreased during the first fiscal quarter in the domestic operations, due primarily to lower domestic sales in the first quarter of the current year compared to the fourth quarter of the prior year. Inventory levels increased in the Company's domestic operations, due to higher inventory requirements as a result of a trend of increasing sales.

    Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $1.2 million when measured exclusive of the effect of exchange rate changes, but increased by $2.4 million as reported on the Consolidated Balance Sheets. Most of the increase, exclusive of the effect of exchange rate changes, was in domestic income taxes payable due to normal timing differences in the amounts of tax payments in the current quarter compared to the preceding quarter, and accrued expenses, primarily in the Company's European operations, due to routine seasonal fluctuations.

    Net expenditures for property, plant and equipment amounted to $3.0 million for the quarter ended July 31, 1994, and consisted of normal additions of data processing and operating equipment. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to increase those reported values.

    Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased exclusive of the effect of exchange rate changes by $.8 million during the three months ended July 31, 1994. The decrease was due primarily to the maturation and repayment of a short-term loan in one of the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, showing a decrease of $.5 million.

    A regular quarterly dividend of $.25 per share, declared by the directors of the Company on April 13, 1994, was paid on June 15, 1994, amounting to $2.1 million. On July 28, 1994, the directors of the Company declared a regular quarterly dividend of $.25 per share, payable September 15, 1994, to shareholders of record September 1, 1994.


Operating Results
- - --------- -------
First Quarter Comparison - Prior Year

    Net sales for the first quarter of fiscal 1995 increased 5% to $178.7 million in the current year as compared with $169.6 million reported in the same quarter of the last fiscal year. Domestically, net sales increased 13% from the prior year. International net sales, when measured on a local country currency basis, increased approximately 3%. However, the strength of the U.S. dollar reduced comparative net sales, resulting in a decrease of 3% as reported in U.S. dollars.

    Operating expenses as a percent of net sales decreased slightly in the current quarter to 92.7% of net sales compared to 92.8% in the first quarter last year. This decrease in operating expenses as a percent of net sales was primarily attributable to one-time expenditures for the relocation of a domestic manufacturing facility incurred in the first quarter of the prior fiscal year. As a result, operating income before other expenses and income taxes for the quarter ended July 31, 1994, was 7.3% of net sales compared to 7.2% of net sales for the quarter ended July 31, 1993.

    In the three months ended July 31, 1994, net interest income was $.6 million compared to $.7 million in the same quarter of the prior year. The decrease in net interest income was primarily due to lower interest income from the Company's European subsidiaries, as a result of a decrease in average funds invested. Loss on revaluation of foreign currencies increased to $.4 million in the first quarter of the current year from $.2 million in the same period of the prior year.

    Provision for income taxes was 41.1% of pre-tax income in the first quarter of the current year compared to 40.7% of pre-tax income in the prior year. The increase in the overall tax rate was due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended July 31, 1994, was 4.4% of net sales compared to 4.5% of net sales in the quarter ended July 31, 1993.


First Quarter Comparison - Preceding Quarter

    Net sales for the first quarter of fiscal 1995 were 1% higher at $178.7 million as compared with $176.6 million reported in the fourth quarter of fiscal 1994. International net sales were 9% higher when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes, while domestic net sales were 4% lower from the fourth quarter of the prior year.

    Operating expenses as a percent of net sales were 92.7% in the current quarter compared to 92.0% in the fourth quarter of the last fiscal year. Operating expenses in the domestic operations were higher as a percent of net sales due to normal quarter-to-quarter sales and expense fluctuations. This was partially offset by lower operating expenses as a percent of net sales in the international operations, primarily due to increased sales volume in the first quarter compared to the fourth quarter. As a result, operating income before other expenses and income taxes for the quarter ended July 31, 1994, was 7.3% of net sales compared to 8.0% of net sales for the quarter ended April 30, 1994.

    Net interest income in the three months ended July 31, 1994, amounted to $.6 million compared to $.8 million in the three months ended April 30, 1994. Gross interest income was lower in the current quarter due to lower interest income from the Company's European subsidiaries, as a result of a decrease in average funds invested. This lower gross interest income was partially offset by lower gross interest expense, due primarily to lower debt outstanding in Brazil in the current quarter, where interest rates are extremely high. Loss on revaluation of foreign currencies was $.4 million in both the fourth quarter of the prior year and the first quarter of the current year.

    Provision for income taxes in the quarter ended July 31, 1994, amounted to 41.1% of pre-tax income compared to 40.2% of pre-tax income in the quarter ended April 30, 1994. The higher overall tax rate in the current quarter was due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended July 31, 1994, was 4.4% of net sales compared to 4.9% of net sales in the quarter ended April 30, 1994.

                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended July 31, 1994.




                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 NCH Corporation
                                        --------------------------------
                                                  (Registrant)




Date      September 12, 1994                   /s/Tom Hetzer
     ----------------------------       --------------------------------
                                        Tom Hetzer
                                        Vice President - Finance
                                        (Principal Accounting Officer)