Form 10-Q
period 1994-10-31
NCH CORP
filed 1994-12-13
CIK 69960

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended October 31, 1994           Commission file number 1-5838
                 -----------------                                 ---------




                                NCH CORPORATION
- - --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                   75-0457200
- - ---------------------------------          -------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


       P.O. Box 152170
     2727 Chemsearch Blvd.
          Irving, TX                                   75015-2170
- - ---------------------------------          -------------------------------
  (Address of principal                                (Zip Code)
    executive offices)

Registrant's telephone number, include area code        (214) 438-0211
                                                 -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding at December 7, 1994
- - -------------------------------            --------------------------------

  Common Stock, $1 par value                   8,302,876
- - -------------------------------               -----------

                                NCH CORPORATION

                                     INDEX


                                                             Page No.
                                                             --------
Part I.         Financial Information:

        Consolidated Balance Sheets --
          October 31, 1994 and April 30, 1994                   3

        Consolidated Statements of Income --
          Three Months and Six Months
            Ended October 31, 1994 and 1993                     4

        Consolidated Statements of Cash Flows --
          Six Months Ended October 31, 1994 and 1993            5

        Notes to Consolidated Financial Statements          6 - 7

        Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8 - 12


Part II.        Other Information                              13

                        NCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (In Thousands Except Share and Per Share Data)
                                  (Unaudited)
                                                     October 31, April 30,
                                                        1994       1994
                                                     ----------  ---------

Assets
Current Assets
  Cash and cash equivalents                          $ 19,305   $ 18,754
  Marketable securities                               112,494    105,784
  Accounts receivable, net                            136,053    136,178
  Inventories                                          97,218     83,634
  Prepaid expenses                                      9,445      6,431
  Deferred income taxes                                14,730     12,990
                                                     --------   --------
    Total Current Assets                              389,245    363,771
                                                     --------   --------
Property, Plant and Equipment                         184,844    177,999
  Accumulated depreciation                             99,767     93,892
                                                     --------   --------
                                                       85,077     84,107
                                                     --------   --------
Deferred Income Taxes                                  23,070     22,332
                                                     --------   --------
Other                                                  14,676     15,013
                                                     --------   --------
    Total                                            $512,068   $485,223
                                                     ========   ========

Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable to banks                             $  5,491   $  9,745
  Current maturities of long-term debt                  2,307      1,875
  Accounts payable                                     46,641     46,775
  Accrued expenses                                     27,693     22,784
  Income taxes payable                                 22,599     18,117
  Dividends payable                                    10,780      2,069
                                                     --------   --------
    Total Current Liabilities                         115,511    101,365
                                                     --------   --------
Long-term Debt, less current maturities                 7,013      6,790
                                                     --------   --------
Retirement and Deferred Compensation Plans             86,786     83,986
                                                     --------   --------
Stockholders' Equity
  Common stock, par value $1 per share, authorized
    20,000,000 shares.  Issued 11,769,304 shares       11,769     11,769
  Additional paid-in capital                            6,735      6,369
  Unrealized loss on investments                         (672)         -
  Retained earnings                                   398,879    393,193
  Foreign currency translation adjustment             (18,215)   (22,100)
                                                     --------   --------
                                                      398,496    389,231
  Less treasury stock
    (3,477,128 and 3,492,058 shares)                   95,738     96,149
                                                     --------   --------
                                                      302,758    293,082
                                                     --------   --------
    Total                                            $512,068   $485,223
                                                     ========   ========

The accompanying notes are an integral part of these financial statements.

                        NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                    Three Months             Six Months
                                   Ended October 31,      Ended October 31,
                                 ----------------------- ---------------------
                                   1994        1993        1994       1993
                                  --------    --------    --------  ---------

Net Sales                       $184,641     $163,160    $363,369  $332,809
                                --------     --------    --------  ---------
Operating Expenses
  Cost of sales, including
     warehousing & commissions    98,223       85,483     192,735   172,280
  Marketing & administrative
     expenses                     69,632       62,963     140,788   133,576
                                --------     --------    --------  --------
                                 167,855      148,446     333,523   305,856
                                --------     --------    --------  --------
Operating Income                  16,786       14,714      29,846    26,953

Other (Expenses) Income
  (Loss)/gain on revaluation of
     foreign currencies              738          196         319        (8)
  Net interest income              1,083          341       1,723     1,055
                                --------     --------    --------  --------
Income before Income Taxes        18,607       15,251      31,888    28,000

Provision for Income Taxes         7,903        5,984      13,358    11,172
                                --------     --------    --------  --------
Net Income                      $ 10,704     $  9,267    $ 18,530  $ 16,828
                                ========     ========    ========  ========
Weighted Average Number of
  Shares Outstanding               8,286        8,270       8,283     8,280
                                   =====        =====       =====     =====
Earnings Per Share                 $1.29        $1.12       $2.24     $2.03
                                   =====        =====       =====     =====
Cash Dividend Paid Per Share       $ .25        $ .25       $ .50     $ .50
                                   =====        =====       =====     =====
Cash Dividend Declared Not Paid    $1.30        $1.25       $1.30     $1.25
                                   =====        =====       =====     =====







The accompanying notes are an integral part of these financial statements.

                         NCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)
                                                            Six Months Ended
                                                               October 31,
                                                          ---------------------
                                                            1994      1993
                                                          --------   ---------
Cash Flows from Operating Activities
   Net income                                            $ 18,530    $ 16,828
   Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation and amortization                          6,761       6,431
     Provision for losses on accounts receivable            3,736       3,452
     Deferred income taxes                                 (2,396)     (2,588)
     Retirement and deferred compensation plans             2,715       3,711
     Changes in assets and liabilities, excluding net
            assets acquired in the purchase of businesses:
         Accounts receivable                                  288        (734)
         Inventories                                      (12,357)     (4,178)
         Prepaid expenses                                  (2,808)     (1,563)
         Current liabilities (except short-term debt)       6,891      (1,662)
     Other                                                   (935)        628
                                                         --------    --------
     Net cash provided by operating activities             20,425      20,325
                                                         --------    --------

Cash Flows from Investing Activities
   Sales of property, plant and equipment                   1,320         404
   Purchases of property, plant and equipment              (6,562)     (8,012)
   Redemptions of marketable securities                    20,733      16,654
   Purchases of marketable securities                     (28,477)    (19,316)
   Purchases of intangible assets                            (919)     (1,992)
                                                         --------    --------
     Net cash used in investing activities                (13,905)    (12,262)
                                                         --------    --------
Cash Flows from Financing Activities
   Proceeds from notes payable                              1,927         348
   Payments of notes payable                               (6,531)     (1,317)
   Additional long-term debt                                  296           -
   Payments of long-term debt                                   -      (1,923)
   Borrowing of cash surrender values                         690       7,758
   Payments of dividends                                   (4,133)     (4,136)
   Purchase of treasury stock                                   -      (3,422)
   Proceeds from exercise of stock options                    669         122
                                                         --------    --------
Net cash used in financing activities                      (7,082)     (2,570)
                                                         --------    --------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                     1,113      (1,757)
                                                         --------    --------
Net Increase in Cash and Cash Equivalents                     551       3,736

Cash and Cash Equivalents at Beginning of Year             18,754      28,620
                                                         --------    --------
Cash and Cash Equivalents at End of Period               $ 19,305    $ 32,356
                                                         ========    ========

The accompanying notes are an integral part of these financial statements.

                       NCH CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


1.  Basis of Presentation
   ----------------------
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of October 31, 1994, and April 30, 1994, the results of its operations for the six months ended October 31, 1994 and 1993, and cash flows for the six months then ended.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 NCH Corporation Report to the Shareholders, which is included in Part II of Form 10-K.

The results of operations for the six month period ended October 31, 1994, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories
   ------------
Inventories consisted of the following (in thousands of dollars):

                                                  October 31,   April 30,
                                                     1994         1994
                                                  -----------   ----------

    Raw Materials                                   $14,208      $13,849
    Finished Goods                                   80,767       67,676
    Sales Supplies                                    2,243        2,109
                                                    -------      -------
                                                    $97,218      $83,634
                                                    =======      =======

3.  Earnings Per Common Share
  --------------------------
Earnings per common share are based upon the weighted average number of common shares outstanding during the period.


4.  Supplemental Cash Flow Information
  -----------------------------------
Cash payments for interest for the six months ended October 31, 1994 and 1993, were approximately $2,168,000 and $1,635,000, respectively. Cash payments for income taxes were approximately $12,251,000 and $12,613,000 for the same periods, respectively.

5.  Adoption of New Accounting Standards
  --------------------------------------
  The Company implemented Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" as of May 1, 1994. This statement requires recognition of a liability for certain benefits provided to former or inactive employees after employment but before retirement. Implementation of this statement was immaterial to the Company's financial position and results of operations.

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

The following is a summary of available-for-sale marketable securities as of October 31, 1994 (in thousands of dollars):

                               Estimated     Unrealized
                                 Fair          Gains
                                 Value        (Losses)       Cost
                               ---------     ----------    ---------
U.S. Government Securities     $  9,911       $    55     $  9,856
State and Municipal Bonds       102,287        (1,088)     103,375
Certificates of Deposit             296             -          296
                               --------       --------    --------
                               $112,494       $(1,033)    $113,527
                               ========       ========    ========

The contractual maturities of the marketable securities at estimated fair value as of October 31, 1994 are as follows (in thousands of dollars):
1995-$46,268; 1996-$32,140; 1997-$16,620; 1998-$15,817; and 1999-$1,649.

                       NCH CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources
- - -------------------------------
  In the six months ended October 31, 1994, working capital increased to $273.7 million from $262.4 million at April 30, 1994, and the current ratio decreased to 3.4 to 1 at October 31, 1994, compared to 3.6 to 1 at April 30, 1994. The total of cash, cash equivalents and marketable securities increased by $7.3 million in the first six months to $131.8 million at October 31, 1994. Net cash flow from operations totaled $20.4 million. Principal uses of cash consisted of net capital expenditures of $5.2 million, payment of dividends of $4.1 million, and a net repayment of debt amounting to $4.3 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

  The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries increased as a result of the change in the Company's composite spot rate at August 31, 1994, compared to February 28, 1994. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $22.1 million reduction of equity at April 30, 1994, to an $18.2 million reduction of equity at October 31, 1994.

  Accounts receivable decreased by $125,000, and inventories increased by $13.6 million in the six months ended October 31, 1994, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first six months was to increase the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable decreasing by $4.0 million and inventories increasing by $12.4 million during the six months. The decrease in accounts receivable was primarily the result of routine seasonal fluctuations in the Company's European operations and improved collection results in some domestic operations. Inventory levels increased in both the domestic and international operations, due to higher inventory requirements as a result of a trend of increasing sales.

  Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $6.9 million when measured exclusive of the effect of exchange rate changes, and increased by $9.3 million as reported on the Consolidated Balance Sheets. The increase in accounts payable and accrued expenses occurred primarily in the domestic operations, as a result of increased inventory purchases and timing of certain payments, offset somewhat by decreases in international accounts payable due to routine seasonal fluctuations. The increase in income taxes payable occurred in the domestic operations due to a higher provision for income taxes in the current quarter and timing differences in the amounts of tax payments in the current quarter compared to the fourth quarter of the prior year.

  Net expenditures for property, plant and equipment amounted to $5.2 million for the six months ended October 31, 1994, and consisted of normal additions of data processing and operating equipment. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to increase those reported values.

  Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased exclusive of the effect of exchange rate changes by $4.3 million during the six months ended October 31, 1994. The decrease was due primarily to the maturation and repayment of loans in several of the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, showing a decrease of $3.6 million.

  The directors of the Company increased the regular quarterly dividend by $.05 per share on September 14, 1994, and declared a regular quarterly dividend of $.30 per share, payable December 15, 1994, to shareholders of record December 1, 1994. On September 14, 1994, the directors of the Company also declared a special dividend of $1.00 per share of common stock payable December 15, 1994, to shareholders of record December 1, 1994.
Cash dividends paid during the first six months of the fiscal year amounted to $4.1 million.



Operating Results
- - -----------------
Second Quarter Comparison - Prior Year

  Net sales for the second quarter increased 13% to $184.6 million in the current year as compared with $163.2 million reported in the same quarter of the last fiscal year. Domestically, net sales increased 12% from the prior year. International net sales increased 15% as reported in U.S. dollars and were positively affected by changes in currency translation rates. International net sales, when measured on a local country currency basis, increased approximately 5%.

  Operating expenses, as a percent of net sales, decreased slightly in the current quarter to 90.9% compared to 91.0% in the second quarter last year. Increases to cost of sales, as a percent of sales, due primarily to increased sales of products with lower profit margins in the international operations, were offset by decreases to marketing and administrative expenses, as a percent of sales, due primarily to increased sales volume. As a result, operating income before other expenses and income taxes for the quarter ended October 31, 1994, was 9.1% of net sales compared to 9.0% of net sales for the quarter ended October 31, 1993.

  In the quarter ended October 31, 1994, net interest income was $1.1 million compared to $.3 million in the same quarter of the prior year. Gain on revaluation of foreign currencies amounted to $.7 million in the second quarter of the current year compared to $.2 million in the same period of the prior year due to a net gain on translation in Brazil as a result of changes in the net financial position of the Company's Brazilian subsidiaries, and exchange gains in several of the Company's European operations in the current year.

  Provision for income taxes was 42.5% of pre-tax income in the second quarter of the current year compared to 39.2% of pre-tax income in the prior year. A deferred tax asset rate adjustment was made in the second quarter of the prior year, which reduced the provision for income taxes in the prior year. Net income for the quarter ended October 31, 1994, was 5.8% of net sales compared to 5.7% of net sales in the quarter ended October 31, 1993.


Second Quarter Comparison - Preceding Quarter

  Net sales of $184.6 million for the second quarter of fiscal 1995 were 3% higher than the $178.7 million reported in the first quarter. Domestic net sales were 9% higher in the second quarter than in the first quarter as a result of normal quarter-to-quarter sales fluctuations and strong sales activity in some of the Company's domestic operations. International net sales were 4% lower when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations. Operating expenses, as a percent of net sales, were 90.9% in the current quarter compared to 92.7% in the first quarter. Domestic operating expenses decreased as a percent of net sales primarily due to a seasonal reduction in marketing expenses in the current quarter as compared to the first quarter. As a result, operating income before other expenses and income taxes for the quarter ended October 31, 1994, was 9.1% of net sales compared to 7.3% of net sales for the quarter ended July 31, 1994.

  Net interest income in the three months ended October 31, 1994, amounted to $1.1 million compared to $.6 million in the three months ended July 31, 1994. Revaluation of foreign currency amounted to a gain of $.7 million in the second quarter compared to a loss of $.4 million reported in the first quarter, due to a net gain on translation in Brazil in the second quarter as a result of changes in the net financial position of the Company's Brazilian subsidiaries.

  Provision for income taxes in the quarter ended October 31, 1994, amounted to 42.5% of pre-tax income compared to 41.1% of pre-tax income in the quarter ended July 31, 1994. Net income for the quarter ended October 31, 1994, was 5.8% of net sales compared to 4.4% of net sales for the quarter ended July 31, 1994.

Six Months Comparison - Prior Year

  Net sales for the six months ended October 31, 1994, increased 9% to $363.4 million as compared with $332.8 million reported in the first six months of the last fiscal year. Domestically, net sales increased 12% in the six months compared to a year ago. International net sales increased 5% as reported in U.S. dollars and were positively affected by changes in currency translation rates. International net sales, when measured on a local country currency basis, increased approximately 4%.

  Operating expenses, as a percent of net sales, decreased slightly to 91.8% for the six months of the current year compared to 91.9% for the six months of the prior year. Increases to cost of sales, as a percent of sales, due primarily to increased sales of products with lower profit margins in the international operations, were offset by decreases to marketing and administrative expenses, as a percent of sales, due primarily to increased sales volume. As a result, operating income before other expenses and income taxes for the six months ended October 31, 1994, was 8.2% of net sales compared to 8.1% of net sales for the six months ended October 31, 1993.

  In the six months ended October 31, 1994, net interest income was $1.7 million compared to $1.1 million in the first six months of the prior year. Revaluation of foreign currencies amounted to a gain of $.3 million in the first six months of the current year compared to a negligible loss on revaluation in the same period of the prior year.

  Provision for income taxes was 41.9% of pre-tax income in the first six months of the current year compared to 39.9% of pre-tax income in the prior year. A deferred tax asset rate adjustment was made in the second quarter of the prior year, which reduced the provision for income taxes in the prior year. Net income was 5.1% of net sales for both the six months ended October 31, 1994 and the six months ended October 31, 1993.

                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
- - ------------------------------------------
(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the six months ended October 31, 1994.




                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 NCH Corporation
                                        -------------------------
                                                  (Registrant)




Date      December 12, 1994                    /s/Tom Hetzer
     ----------------------             -------------------------
                                        Tom Hetzer
                                        Vice President - Finance
                                        (Principal Accounting Officer)