Form 10-Q
period 1995-01-31
NCH CORP
filed 1995-03-10
CIK 69960

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended January 31, 1995           Commission file number 1-5838
                  -----------------                                -------


                                NCH CORPORATION
- ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                   75-0457200
- --------------------------------          -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


       P.O. Box 152170
     2727 Chemsearch Blvd.
          Irving, TX                                   75015-2170
- --------------------------------          -------------------------------
   (Address of principal                               (Zip Code)
    executive offices)

Registrant's telephone number, include area code      (214) 438-0211
                                                  -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                     ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at March 8, 1995
- -------------------------------              ------------------------------
  Common Stock, $1 par value                         8,310,907
  --------------------------                         ----------

                                NCH CORPORATION

                                     INDEX


                                                             Page No.
                                                             ---------
Part I.         Financial Information:

        Consolidated Balance Sheets --
          January 31, 1995 and April 30, 1994                  3

        Consolidated Statements of Income --
          Three Months and Nine Months
            Ended January 31, 1995 and 1994                    4

        Consolidated Statements of Cash Flows --
          Nine Months Ended January 31, 1995 and 1994          5

        Notes to Consolidated Financial Statements        6 -  7

        Management's Discussion and Analysis of
          Financial Condition and Results of Operations   8 - 11


Part II.        Other Information                             12

                        NCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (In Thousands Except Share and Per Share Data)
                                  (Unaudited)
                                                     January 31, April 30,
                                                        1995       1994
                                                     ----------  ---------
Assets
Current Assets
  Cash and cash equivalents                          $ 26,816    $ 18,754
  Marketable securities                               101,917     105,784
  Accounts receivable, net                            137,930     136,178
  Inventories                                         101,339      83,634
  Prepaid expenses                                      8,439       6,431
  Deferred income taxes                                15,052      12,990
                                                     --------    --------
     Total Current Assets                             391,493     363,771
                                                     --------    --------
Property, Plant and Equipment                         186,906     177,999
  Accumulated depreciation                            101,714      93,892
                                                     --------    --------
                                                       85,192      84,107
                                                     --------    --------
Deferred Income Taxes                                  23,605      22,332
                                                     --------    --------
Other                                                  14,625      15,013
                                                     --------    --------
     Total                                           $514,915    $485,223
                                                     ========    ========

Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable to banks                             $  3,379    $  9,745
  Current maturities of long-term debt                  2,245       1,875
  Accounts payable                                     52,082      46,775
  Accrued expenses                                     30,153      22,784
  Income taxes payable                                 21,671      18,117
  Dividends payable                                     2,493       2,069
                                                     --------    --------
     Total Current Liabilities                        112,023     101,365
                                                     --------    --------
Long-term Debt, less current maturities                 4,786       6,790
                                                     --------    --------
Retirement and Deferred Compensation Plans             89,270      83,986
                                                     --------    --------
Stockholders' Equity
  Common stock, par value $1 per share, authorized
     20,000,000 shares.  Issued 11,769,304 shares      11,769      11,769
  Additional paid-in capital                            7,222       6,369
  Unrealized loss on investments                         (779)          -
  Retained earnings                                   403,410     393,193
  Foreign currency translation adjustment             (17,549)    (22,100)
                                                     --------    --------
                                                      404,073     389,231
  Less treasury stock
     (3,459,310 and 3,492,058 shares)                  95,237      96,149
                                                     --------    --------
                                                      308,836     293,082
                                                     --------    --------
     Total                                           $514,915    $485,223
                                                     ========    ========


The accompanying notes are an integral part of these financial statements.

                        NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                Three Months Ended      Nine Months Ended
                                     January 31,             January 31,
                                --------------------    --------------------
                                  1995        1994        1995        1994
                                --------    -------     -------     -------
Net Sales                       $186,562    $170,615    $549,931   $503,424
                                 --------    --------    --------    --------

Operating Expenses
  Cost of sales, including
     warehousing & commissions    98,778      91,746     291,513    264,026
  Marketing & administrative
      expenses                    75,308      69,573     216,096    203,149
                                ---------   ---------   ---------  ---------
                                 174,086     161,319     507,609    467,175
                                ---------   ---------   ---------  ---------

Operating Income                  12,476       9,296      42,322     36,249

Other (Expenses) Income
  (Loss)/gain on revaluation of
     foreign currencies             (775)        104        (456)        96
  Net interest income                459         208       2,182      1,263
                                ---------   ---------   ---------  ---------

Income before Income Taxes        12,160       9,608      44,048     37,608

Provision for Income Taxes         5,124       3,882      18,482     15,054
                                ---------   ---------   ---------  ---------

Net Income                      $  7,036    $  5,726    $ 25,566   $ 22,554
                                =========   =========   =========  =========

Weighted Average Number of
  Shares Outstanding               8,302       8,273       8,294      8,278
                                   ======      ======      ======     ======
Earnings Per Share                 $ .85       $ .69       $3.08      $2.72
                                   ======      ======      ======     ======
Cash Dividend Paid Per Share       $1.30       $1.25       $1.80      $1.75
                                   ======      ======      ======     ======
Cash Dividend Declared Not Paid    $ .30       $ .25       $ .30      $ .25
                                   ======      ======      ======     ======


The accompanying notes are an integral part of these financial statements.

                         NCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)
                                                           Nine Months Ended
                                                               January 31,
                                                          ---------------------
                                                            1995        1994
                                                          --------   ---------
Cash Flows from Operating Activities
  Net Income                                              $ 25,566   $ 22,554
  Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                          10,256      9,977
     Provision for losses on accounts receivable             6,478      5,384
     Deferred income taxes                                  (2,807)    (3,239)
     Retirement and deferred compensation plans              4,833      5,399
     Changes in assets and liabilities, excluding net
           assets acquired in the purchase of businesses:
        Accounts receivable                                 (4,071)    (5,200)
        Inventories                                        (16,319)    (8,528)
        Prepaid expenses                                    (1,863)    (1,352)
        Current liabilities (except short-term debt)        13,592      1,207
     Other                                                    (717)     1,103
                                                          --------   --------
     Net cash provided by operating activities              34,948     27,305
                                                          --------   --------

Cash Flows from Investing Activities
  Sales of property, plant and equipment                     1,755        528
  Purchases of property, plant and equipment                (9,840)   (10,919)
  Redemptions of marketable securities                      43,039     34,273
  Purchases of marketable securities                       (40,496)   (22,467)
  Acquisitions of businesses                                     -     (3,654)
  Purchases of intangible assets                            (1,098)    (2,203)
  Other                                                          -        (25)
                                                          --------   --------
     Net cash used in investing activities                  (6,640)    (4,467)
                                                          --------   --------
Cash Flows from Financing Activities
  Proceeds from notes payable                                3,754      1,635
  Payments of notes payable                                (10,465)    (2,436)
  Additional long-term debt                                     27          -
  Payments of long-term debt                                (1,750)    (2,065)
  Borrowing of cash surrender values                           690      7,758
  Payments of dividends                                    (14,925)   (14,475)
  Purchase of treasury stock                                     -     (3,422)
  Proceeds from exercise of stock options                    1,609        222
                                                          --------   --------
     Net cash used in financing activities                 (21,060)   (12,783)
                                                          -------    -------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                         814     (2,701)
                                                          --------   --------
Net Increase in Cash and Cash Equivalents                    8,062      7,354

Cash and Cash Equivalents at Beginning of Year              18,754     28,620
                                                          -------    -------
Cash and Cash Equivalents at End of Period                $ 26,816   $ 35,974
                                                          ========   ========







The accompanying notes are an integral part of these financial statements.

                       NCH CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


1.  Basis of Presentation
  -----------------------
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of January 31, 1995, and April 30, 1994, the results of its operations for the nine months ended January 31, 1995 and 1994, and cash flows for the nine months then ended.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 NCH Corporation Report to the Shareholders, which is included in Part II of Form 10-K.

The results of operations for the nine month period ended January 31, 1995, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories
  -------------
Inventories consisted of the following (in thousands of dollars):

                                                  January 31,   April 30,
                                                     1995         1994
                                                  ----------    ---------
    Raw Materials                                  $ 14,682     $13,849
    Finished Goods                                   84,337      67,676
    Sales Supplies                                    2,320       2,109
                                                  ---------     -------
                                                   $101,339     $83,634
                                                  =========     =======

3.  Earnings Per Common Share
  ---------------------------
Earnings per common share are based upon the weighted average number of common shares outstanding during the period.


4.  Supplemental Cash Flow Information
  ------------------------------------
Cash payments for interest for the nine months ended January 31, 1995 and 1994, were approximately $2,771,000 and $2,691,000, respectively. Cash payments for income taxes were approximately $19,134,000 and $20,308,000 for the same periods, respectively.

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

The following is a summary of available-for-sale marketable securities as of January 31, 1995 (in thousands of dollars):

                               Estimated     Unrealized
                                 Fair          Gains
                                 Value        (Losses)       Cost
                               ---------     ----------    --------
U.S. Government Securities     $  2,976       $    49     $  2,927
State and Municipal Bonds        98,644        (1,248)      99,892
Certificates of Deposit             297             -          297
                               --------       -------     --------
                               $101,917       $(1,199)    $103,116
                               ========       =======     ========

The contractual maturities of the marketable securities at estimated fair value as of January 31, 1995 are as follows (in thousands of dollars): 1996- $33,790; 1997-$32,453; 1998-$21,157; 1999-$12,308; and 2000-$2,209.

                       NCH CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources
- ------------------------------------
  In the nine months ended January 31, 1995, working capital increased to $279.5 million from $262.4 million at April 30, 1994, and the current ratio was 3.5 to 1 at January 31, 1995 compared to 3.6 to 1 at April 30, 1994. The total of cash, cash equivalents and marketable securities increased by $4.2 million in the first nine months to $128.7 million at January 31, 1995. Net cash flow from operations totaled $34.9 million. Principal uses of cash consisted of payment of dividends of $14.9 million, a net repayment of debt amounting to $8.4 million and net capital expenditures of $8.1 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

  The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries increased as a result of the change in the Company's composite spot rate at November 30, 1994, compared to February 28, 1994. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $22.1 million reduction of equity at April 30, 1994, to a $17.5 million reduction of equity at January 31, 1995.

  Accounts receivable increased by $1.8 million, and inventories increased by $17.7 million in the nine months ended January 31, 1995, as measured in U.S. dollars and reported on the Consolidated Balance Sheets.
As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first nine months was to increase the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable decreasing by $2.4 million and inventories increasing by $16.3 million during the nine months ended January 31, 1995. The decrease in accounts receivable was due primarily to decreased domestic accounts receivable, as a result of traditionally lower domestic sales in the third quarter compared to the fourth quarter of the prior year. This decrease was partially offset, however, by an increase in international accounts receivable, as a result of traditionally higher international sales in the third quarter compared to the fourth quarter of the prior year. Inventory levels increased in both the domestic and international operations, due to higher inventory requirements as a result of a trend of increasing sales and new products within existing product lines in several of the Company's domestic operations.

  Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $13.6 million when measured exclusive of the effect of exchange rate changes, and increased by $16.2 million as reported on the Consolidated Balance Sheets. The increase in accounts payable and accrued expenses occurred primarily in the domestic operations, as a result of increased inventory purchases and timing of certain payments. The increase in income taxes payable occurred primarily in the domestic operations due to timing differences in the amounts of tax payments in the current quarter compared to the fourth quarter of the prior year.

  Net expenditures for property, plant and equipment, amounted to $8.1 million for the nine months ended January 31, 1995, and consisted of normal additions of data processing and operating equipment. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to increase those reported values.

  Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased exclusive of the effect of exchange rate changes by $8.4 million during the nine months ended January 31, 1995. The decrease was due primarily to a scheduled payment on a French Franc denominated loan made in the U.S., and to the maturation and repayment of loans in two of the Company's European subsidiaries. The bank indebtedness presented in the Consolidated Balance Sheets was also affected by currency translation, showing a decrease of $8.0 million.

  On January 18, 1995, the directors of the Company declared a regular quarterly dividend of $.30 per share of common stock payable March 15, 1995, to shareholders of record March 1, 1995. Cash dividends paid during the first nine months of the fiscal year amounted to $14.9 million.


Operating Results
- --------------------
Third Quarter Comparison - Prior Year

  Net sales for the third quarter increased 9% to $186.6 million in the current year as compared with $170.6 million reported in the same quarter of the last fiscal year. Domestically, net sales increased 6% from the prior year. International net sales increased 13% as reported in U.S. dollars and were positively affected by changes in currency translation rates. International net sales, when measured on a local country currency basis, increased approximately 8%.

  Operating expenses, as a percent of net sales, decreased in the current quarter to 93.3% compared to 94.6% in the third quarter last year. Operating expenses decreased as a percent of net sales primarily due to improved operating ratios in the Company's international operations. As a result, operating income before other expenses and income taxes for the quarter ended January 31, 1995, was 6.7% of net sales compared to 5.4% of net sales for the quarter ended January 31, 1994.

  In the quarter ended January 31, 1995, net interest income was $.5 million compared to $.2 million in the same quarter of the prior year. The revaluation of foreign currencies amounted to a loss of $.8 million in the third quarter of the current year compared to a gain of $.1 million in the same period of the prior year, due primarily to a loss on translation in some of the hyper-inflationary countries as a result of changes in their net financial positions.

  Provision for income taxes was 42.1% of pre-tax income in the third quarter of the current year compared to 40.4% of pre-tax income in the prior year. The increase in the overall tax rate was due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended January 31, 1995, was 3.8% of net sales compared to 3.4% of net sales in the quarter ended January 31, 1994.


Third Quarter Comparison - Preceding Quarter

  Net sales of $186.6 million for the third quarter of fiscal 1995 were 1% higher than the $184.6 million reported in the second quarter. Domestic net sales were 11% lower in the third quarter compared to the second quarter as a result of normal quarter-to-quarter sales fluctuations. International net sales in the third quarter were 18% higher compared to the second quarter also as a result of normal quarter-to-quarter sales fluctuations. Operating expenses were 93.3% of net sales in the current quarter compared to 90.9% of net sales in the second quarter, primarily as a result of normal quarter-to-quarter operating ratio fluctuations in the Company's domestic operations. As a result, operating income before other expenses and income taxes for the quarter ended January 31, 1995, was 6.7% of net sales compared to 9.1% of net sales in the quarter ended October 31, 1994.

  Net interest income in the three months ended January 31, 1995, amounted to $.5 million compared to $1.1 million in the three months ended October 31, 1994. The revaluation of foreign currencies amounted to a loss of $.8 million in the third quarter compared to a gain of $.7 million reported in the second quarter, due primarily to a loss on translation in some of the hyper-inflationary countries as a result of changes in their net financial positions.

  Provision for income taxes in the quarter ended January 31, 1995, amounted to 42.1% of pre-tax income compared to 42.5% of pre-tax income in the quarter ended October 31, 1994. Net income for the quarter ended January 31, 1995, was 3.8% of net sales compared to 5.8% of net sales in the quarter ended October 31, 1994.

Nine Months Comparison - Prior Year

  Net sales for the nine months ended January 31, 1995, increased 9% to $549.9 million as compared with $503.4 million reported in the first nine months of the last fiscal year. Domestically, net sales increased 10% in the nine months compared to a year ago. International net sales increased 8% as reported in U.S. dollars and were positively affected by changes in currency translation rates. International net sales, when measured on a local country currency basis, increased approximately 5%.

  Operating expenses, as a percent of net sales, decreased to 92.3% for the nine months of the current year compared to 92.8% for the nine months of the prior year. In both the domestic and international operations, operating expenses as a percent of net sales decreased due to increased sales volume. As a result, operating income before other expenses and income taxes for the nine months ended January 31, 1995, was 7.7% of net sales compared to 7.2% of net sales for the nine months ended January 31, 1994.

  In the nine months ended January 31, 1995, net interest income was $2.2 million compared to $1.3 million in the first nine months of the prior year. The revaluation of foreign currencies amounted to a loss of $.5 million in the first nine months of the current year compared to a gain of $.1 million in the same period of the prior year, due primarily to a loss on translation in some of the hyper-inflationary countries as a result of changes in their net financial positions, offset somewhat by exchange gains in several of the European subsidiaries.

  Provision for income taxes was 42.0% of pre-tax income in the first nine months of the current year compared to 40.0% of pre-tax income in the prior year. A deferred tax asset rate adjustment was made in the second quarter of the prior year, which reduced the provision for income taxes in the prior year. Net income for the nine months ended January 31, 1995, was 4.6% of net sales compared to 4.5% of net sales for the nine months ended January 31, 1994.

                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
- ------------------------------------------
(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the nine months ended January 31, 1995.




                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 NCH Corporation
                                        --------------------------------
                                                  (Registrant)




Date      March 9, 1995                      /s/Tom Hetzer
     -------------------                --------------------------------
                                        Tom Hetzer
                                        Vice President - Finance
                                        (Principal Accounting Officer)