Form 10-K
period 1995-04-30
NCH CORP
filed 1995-07-31
CIK 69960

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended April 30, 1995   Commission file number 1-5838
                          ---------------                         ------


                              NCH CORPORATION
- ---------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          DELAWARE                               75-0457200
- -------------------------------            ----------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

       P.O. Box 152170
  2727 Chemsearch Boulevard
        Irving, Texas                               75015
- -------------------------------            ----------------------
(Address of principal                            (Zip Code)
executive offices)

Registrant's telephone number, including area code   (214) 438-0211
                                                 ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
     Title of each class                      which registered
     -------------------                      -----------------
  COMMON STOCK, $1 PAR VALUE              NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:     NONE
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X    No
              ------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                          Approximate Aggregate
                              Market Value*        Total Shares
                           of Shares Held by       Outstanding
     Class                  Non-affiliates        at June 23, 1995
- --------------------------  --------------        ----------------
COMMON STOCK, $1 PAR VALUE   $ 233,156,600          8,311,240
- --------------------------  --------------        ----------------


*The approximate aggregate market value of the common stock held by non-affiliates is based on the closing price of these shares on the New York Stock Exchange on June 23, 1995.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 1995 Annual Report to the Shareholders and definitive Proxy Statement relating to the Registrant's 1995
Annual Shareholders Meeting are incorporated by reference in Parts II and III of this Form 10-K.

                    DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-K                    Incorporated Document

                                  PART II

Item 5 - Market for the Registrant's     Page 32 of the 1995
Common Equity and Related Shareholder    Annual Report.
Matters.

Item 6 - Selected Financial Data.        Page 18 of the 1995
                                         Annual Report.

Item 7 - Management's Discussion and     Pages 18-20 of the 1995
Analysis of Financial Condition and      Annual Report.
Results of Operations.

Item 8 - Financial Statements and        Pages 21-32 of the 1995
Supplementary Data.                      Annual Report.


                                 PART III

Item 10 - Directors and Executive        Pages 2-4 of the
Officers of the Registrant.              Company's Proxy
                                         Statement dated
                                         June 20, 1995, in
                                         connection with
                                         its Annual Meeting
                                         to be held on
                                         July 27,1995.

Item 11 - Executive Compensation.        Pages 4-8 of the
                                         Company's Proxy
                                         Statement dated
                                         June 20, 1995, in
                                         connection with
                                         its Annual Meeting
                                         to be held on
                                         July 27, 1995.

Item 12 - Security Ownership of          Pages 10-11 of the
Certain Beneficial Owners and            Company's Proxy
Management.                              Statement dated
                                         June 20, 1995, in
                                         connection with
                                         its Annual Meeting
                                         to be held on
                                         July 27, 1995.

Item 13 - Certain Relationships and      Pages 3 and 8 of the
Related Transactions.                    Company's Proxy
                                         Statement dated
                                         June 20, 1995, in
                                         connection with
                                         its Annual Meeting
                                         to be held on
                                         July 27, 1995.

                                  PART I

Item 1.   Business
          ---------

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

     Competitive conditions in the industry involved are severe and the Company believes that no one enterprise or group of enterprises has a dominant or preeminent position in the market. Further, the Company believes that no enterprise has a significant percentage of the market. No informative statement can be made as to the Company's rank in its industry. Not only do other concerns compete in the broad general range of maintenance, repair or supply products, but there are also many competitors who produce one or more products which compete with specific products sold by the Company. Competition in the industry is primarily on the basis of price, service and product performance. The Company's main emphasis is on service and product performance rather than price. Sales of Company products are not dependent upon a limited number of customers, and no particular customer accounts for more than 1.5% of sales.

     Qualified sales representatives are crucial to the Company's operations. In addition to industry competition, the Company competes with the entire business community for qualified sales representatives. This competition has been, and remains, severe. The Company has a required formal training program for its sales representatives consisting of in-house and field training. Turnover of new sales representatives in the first year is estimated to be approximately 85%, based on the Company's experience in the last three years. The cost of recruiting and training sales representatives was approximately $46.0 million, $47.5 million and $46.2 million for the years ended April 30, 1995, 1994 and 1993, respectively.

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

     As of the end of its last fiscal year the Company employed 10,569 persons. The Company employs 84 professional or technical persons on its laboratory staff ranging from Ph.D's to nongraduate chemical technicians. Although the laboratory staff spends time on research activities relating to the development of new products or services and the improvement of existing products or services, the staff is also engaged in quality control and customer service activities. Costs cannot be broken down between these various activities. The approximate amounts spent on laboratory operations in the years ended April 30, 1995, 1994 and 1993, were $4.6 million, $4.4 million and $3.9 million, respectively. All laboratory costs, including research and development, are expensed as incurred.

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

     Financial information by geographic area, in thousands of dollars, follows for the years ended April 30:

                                               Latin
                    United          Pacific   America  Consoli-
                    States  Europe  Far East   Canada   dated
                    ------  ------ --------   ------   --------
1995
Net Sales        $408,668  $244,517  $31,837  $50,076  $735,098
Net Income (Loss)  22,294    13,354      313    (379)    35,582
Identifiable
  Assets          246,926   123,659   17,792   20,383   408,760
Corporate Assets                                        120,377

1994
Net Sales        $381,949  $222,214  $28,134  $47,690  $679,987
Net Income (Loss)  20,474    12,818    (310)  (1,775)    31,207
Identifiable
  Assets          218,573   117,316   14,690   21,359   371,938
Corporate Assets                                        113,285

1993
Net Sales        $336,471  $267,280  $26,023  $50,163  $679,937
Net Income         19,030    16,952      722      909    37,613
Identifiable
  Assets          194,976   131,986   14,310   20,480   361,752
Corporate Assets                                        105,624

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


Item 2.   Properties.
          -----------

     The Company owns its world headquarters and domestic administrative center complex in Irving, Texas, containing approximately 319,000 square feet.

     The Company owns and operates 20 manufacturing facilities in 7 states and 11 foreign countries, located in Canada, Europe, Latin America and the Far East, containing approximately
1,234,000 square feet. These facilities also include related office and warehouse space.

     The Company owns and occupies a total of 15 office or office/warehouse combinations in 4 states and 5 foreign countries, located in Europe and Latin America, containing approximately 655,000 square feet.

     In addition, the Company leases additional warehouse space, manufacturing plants, and office space at various locations in the United States and abroad, none of which is material in relation to the Company's overall assets.

     During the last fiscal year the Company made investments, net of dispositions, of $11,575,000 ($13,455,000 gross) in capital property, plant and equipment.

     The plants and properties owned and operated by the Company are maintained in good condition and are believed to be suitable and adequate for the next several years.


Item 3.   Legal Proceedings.
          ------------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

     From time to time, the Company is named as a potentially responsible party in proceedings involving compliance with environmental laws and regulations.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

          Executive Officers of the Registrant
          ------------------------------------

     The following are the executive officers of the Company as of June 1, 1995:


Name                     Office                        Age
- ----                     ------                        ---

Lester A. Levy           Chairman of the Board;
                         Director                      72

Milton P. Levy, Jr.      Chairman of the Executive
                         Committee; Director           69

Irvin L. Levy            President; Director           66

Earl Nicholson           Senior Vice President         73

James A. Stone           Senior Vice President         73

Joe Cleveland            Vice President and
                         Secretary                     61

Tom Hetzer               Vice President -
                         Finance                       58

Glen Scivally            Vice President and
                         Treasurer                     54


Messrs. Lester A. Levy, Milton P. Levy, Jr. and Irvin L. Levy are brothers. Each of the Company's executive officers has been an executive officer of the registrant for more than five years as his principal employment.

                                  PART II



Item 5.   Market for the Registrant's Common Equity and
          ----------------------------------------------
          Related Stockholder Matters.
          -----------------------------

     Market and Dividend Information, appearing on page 32 of the 1995 Annual Report, is incorporated by reference herein.




Item 6.   Selected Financial Data.
          ------------------------

     Selected Financial Data, appearing on page 18 of the 1995
Annual Report,  is incorporated by reference herein.




Item 7.   Management's Discussion and Analysis of
          ----------------------------------------
          Financial Condition and Results of Operations.
          ----------------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 18-20 of the 1995
Annual Report, is incorporated by reference herein.




Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

     The Financial Statements and Supplementary Data, appearing on pages 21-32 of the 1995 Annual Report, is incorporated by reference herein.




Item 9.   Changes in and Disagreements with Accountants on
          -------------------------------------------------
          Accounting and Financial Disclosure.
          ------------------------------------

     None

                                 PART III



Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

     Information on directors of the registrant, found on pages
2-4 of the Company's Proxy Statement dated June 20, 1995, in connection with its Annual Meeting to be held July 27, 1995, is incorporated by reference herein.

     Information on executive officers of the registrant, found on page 9 of this report, is incorporated by reference herein.

Item 11.  Executive Compensation.
          -----------------------

     Information on executive compensation and transactions, found on pages 4-8 of the Company's Proxy Statement dated June
20, 1995, in connection with its Annual Meeting to be held July
27, 1995, is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and
          ----------------------------------------------------
          Management.
          -----------

     Information on security ownership of principal stockholders and management, found on pages 10-11 of the Company's Proxy Statement dated June 20, 1995, in connection with its Annual Meeting to be held on July 27, 1995, is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions.
          ------------------------------------------------

     Information on certain relationships and related transactions, found on pages 3 and 8 of the Company's Proxy
Statement dated June 20, 1995, in connection with its Annual
Meeting to be held on July 27, 1995, is incorporated by reference herein.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          -----------------------------------------------------
          on Form 8-K.
          ------------

(a)(1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report on pages 15-16. The information set forth on pages 15-16 of this report is incorporated by reference. The consolidated financial statements set forth on page 15 of this report are filed as part of this Form 10-K by incorporation by reference to pages 21-32 of the 1995 Annual Report.


(a)(3) and (c): Exhibits. For a list of the exhibits filed as a part of this report, see the Index to Exhibits on page 19 of this report, which is incorporated by reference.


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 1995.


(d) Not applicable.

                                SIGNATURES

The Issuer
- ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NCH Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, and the State of Texas, on this 9th day of June, 1995.

                                     NCH CORPORATION, Registrant

                                     By /s/ Irvin L. Levy
                                     ------------------------
                                     Irvin L. Levy, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NCH Corporation and in the capacities and on the date indicated.

Signature                Capacity at Registrant         Date
- ---------                ----------------------     ------------

/s/ Lester A. Levy       Chairman of the Board;     June 9, 1995
- ------------------       Director
Lester A. Levy

/s/ Milton P. Levy, Jr.  Chairman of the Executive  June 9, 1995
- -----------------------  Committee: Director
Milton P. Levy, Jr.

/s/ Irvin L. Levy        President; Director        June 9, 1995
- ------------------       (Principal Executive
Irvin L. Levy            Officer)

/s/ Tom Hetzer           Vice President - Finance   June 9, 1995
- --------------           (Principal Accounting
Tom Hetzer               Officer)

/s/Robert L. Blumenthal  Director                   June 9, 1995
- -----------------------
Robert L. Blumenthal

/s/ Rawles Fulgham       Director                   June 9, 1995
- ------------------
Rawles Fulgham

/s/ Jerrold M. Trim      Director                   June 9, 1995
- --------------------
Jerrold M. Trim

/s/Thomas B. Walker Jr.  Director                   June 9, 1995
- -----------------------
Thomas B. Walker Jr.

                              NCH CORPORATION
                         AND SUBSIDIARY COMPANIES


                                 FORM 10-K
               ITEMS 8, 14(a)(1) and (2) and (a)(3) and (c)

           INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

     The following consolidated financial statements are filed as part of this Form 10-K by incorporation by reference to pages 21-
32 of the 1995 Annual Report.


Consolidated Financial Statements:
     Statements of Income, Years Ended April 30, 1995, 1994 and
     1993
     Balance Sheets, April 30, 1995 and 1994
     Statements of Cash Flows, Years Ended April 30, 1995, 1994
     and 1993
     Statements of Stockholders' Equity, Years Ended April 30,
     1995, 1994 and 1993
Notes to Consolidated Financial Statements
Independent Auditors' Report
Selected Unaudited Quarterly Data, Years Ended April 30, 1995
and 1994

     The following consolidated financial statement schedules of the registrant and its subsidiaries are included in Item
14(a)(2):

                                                   Page
                                                   ----
Consolidated Financial Statement Schedules
  Independent Auditors' Report                     17
  II - Valuation and Qualifying Accounts           18


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

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
NCH Corporation:


          Under date of June 5, 1995, we reported on the consolidated balance sheets of NCH Corporation and subsidiaries as of April
30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1995, as contained in the 1995 Annual Report. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

          In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
                            /s/ KPMG Peat Marwick LLP

Dallas, Texas
June 5, 1995

                                  NCH CORPORATION AND SUBSIDIARIES

                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           (In Thousands)

                                                   Foreign   Deductions
                           Balance at Charged to   Currency   Accounts   Balance
                            Beginning  Costs and    Trans-    Written   at End of
Description                 of Period   Expenses    lation      Off       Period
- -----------------------    ----------  ---------   ---------  --------   --------
Reserves Deducted in the
Balance Sheet from Assets
to Which They Apply

Allowances for Doubtful Accounts

Year Ended April 30, 1995     $16,469     $7,100     $  713     $7,403    $16,879


Year Ended April 30, 1994     $16,045     $8,568     $ (901)    $7,243    $16,469


Year Ended April 30, 1993     $16,512     $8,663     $ (954)    $8,176    $16,045




                             INDEX TO EXHIBITS
                            -------------------
Exhibit                                            Sequentially
Number                Exhibit                     Numbered  Page
- -------               -------                     --------------

Exhibit  3.1 (1)      Restated Certificate of
                      Incorporation

Exhibit  3.2 (1)      Bylaws, as amended

Exhibit 10.1 (1)(3)   Form of 1980 Non-Qualified
                      Stock Option Plan, as amended

Exhibit 10.2 (1)(3)   Form of Non-Qualified Stock
                      Option Agreement

Exhibit 10.5 (1)(3)   Forms of Deferred Compensation
                      Agreements with Messrs.
                      Irvin, Lester,and Milton Levy

Exhibit 10.7 (2)(3)   Fourth and Fifth Amendments to
                      Deferred Compensation Agreements
                      with Messrs. Irvin, Lester, and
                      Milton Levy

Exhibit 10.8 (3)(4)   Executive Committee Incentive
                      Bonus Plan

Exhibit 13 (2)        Annual Report for the year ended
                      April 30, 1995
                      for information only and not filed

Exhibit 21 (2)        Subsidiaries of the Registrant

Exhibit 23 (2)        Independent Auditors' Consent

Exhibit 99 (2)        Definitive Proxy Statement regarding
                      the Company's 1995 Annual Meeting of
                      Stockholders

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

(4) Incorporated herein by reference to the exhibit with the same exhibit number and designation in the Registrant's report on Form 10-K for the fiscal year ended April 30, 1994, filed with the Securities and Exchange Commission.

                     NCH CORPORATION AND SUBSIDIARIES
                               EXHIBIT 10.7
      FOURTH AND FIFTH AMENDMENTS TO DEFERRED COMPENSATION AGREEMENTS
                WITH MESSRS. IRVIN, LESTER, AND MILTON LEVY

                            FOURTH AMENDMENT TO
                      DEFERRED COMPENSATION AGREEMENT


STATE OF TEXAS

COUNTY OF DALLAS

     THIS FOURTH AMENDMENT to that certain deferred compensation agreement between the parties hereto dated September 11, 1985 is made by and between NCH CORPORATION, a Delaware corporation (the "Corporation"), and LESTER A. LEVY, an individual employee of the Corporation ("Levy").

                             R E C I T A L S:
                           -------------------
     The following facts exist:

     A. This Amendment is an amendment to that certain deferred compensation agreement by and between Levy and the Corporation dated September 11, 1985 (the "Agreement").

     B. Levy has requested that the disposition of any remaining payments under the Agreement following his death be changed as hereinafter set forth.

     C. The Corporation has consented to amend the Agreement in the manner hereinafter set forth to comply with Levy's request.

     NOW, THEREFORE, for and in consideration of the recitals above, and in consideration of the covenants and agreements of the parties hereto, each to the other, and other good and valuable consideration the sufficiency of which is hereby acknowledged, the parties agree as follows:

     1. Subparagraphs a, b, c, and d of paragraph 2 of the Agreement are hereby deleted, the following subparagraphs a, b, c, and d are substituted in their stead, and a new subparagraph f is added:

          a. If Levy so retires, but dies before receiving one hundred twenty (120) Monthly Payments, the Corporation shall continue to make such Monthly Payments as follows: one-fourth (1/4) of each Monthly Payment shall be paid to Levy's wife, if she survives him, and three-fourths (3/4) of each Monthly Payment shall be paid to the issue of Levy, if any, such issue to take per stirpes, until a total of one hundred twenty (120) Monthly Payments have been made to Levy, his wife, if she survives him, and his issue, if any.

          b. If Levy so retires, but dies before receiving one hundred twenty (120) Monthly Payments, and if none of his issue survive him, or if one or more of his issue survive him and all of his issue die before one hundred twenty (120) Monthly Payments have been made to Levy, his issue, if any, and his wife, if she survives him, in the portions described in subparagraph a above, then the Corporation shall continue to make the full Monthly Payments to Levy's wife, if she survives him, until a total of one hundred twenty (120) Monthly Payments have been made to Levy, his issue, if any, and his wife. If Levy so retires, but dies before receiving one hundred twenty (120) Monthly Payments, and if his wife does not survive him, or if his wife survives him but dies before one hundred twenty (120) Monthly Payments have been made to Levy, his wife, and his issue, if any, in the portions described in subparagraph a above, then the Corporation shall continue to make the full Monthly Payments to Levy's issue, if any, such issue to take per stirpes, until a total of one hundred twenty (120) Monthly Payments have been made to Levy, his wife, if she survives him, and his issue. The Corporation shall have no liability to continue any payments hereunder beyond the first day of the month in which the last survivor of Levy, his issue, and his wife shall die.

          c. If Levy dies before his retirement date while in the employ of the Corporation, the Corporation shall pay to Levy's wife, if she survives him, and to such of Levy's issue, such issue to take per stirpes, the portions of the Monthly Payments specified in subparagraph a above commencing on the first day of the month following the month in which Levy dies and ending when one hundred twenty (120) Monthly Payments have been made to Levy's wife, if she survives him, and his issue. If none of Levy's issue survive him, or if one or more of his issue survive him and all of his issue die before one hundred twenty (120) Monthly Payments have been made to Levy's wife, if she survives him, and his issue, in the portions described in subparagraph a above, then the Corporation shall make or continue to make the full Monthly Payments to Levy's wife, if she survives him, until a total of one hundred twenty (120) Monthly Payments have been made to Levy's issue, if any, and his wife. If Levy's wife fails to survive
     Levy, or if she survives him but dies before one hundred twenty (120) Monthly Payments have been made to Levy, his wife, and his issue, if any, in the portions described in subparagraph a above, then the Corporation shall make or continue to make the full Monthly
     Payments to Levy's issue, such issue to take per stirpes, until a total of one hundred twenty (120)
     Monthly Payments have been made to Levy's wife, if she survives him, and his issue. The Corporation shall have no liability to continue any payments hereunder beyond the first day of the month in which the last survivor of Levy, his issue, and his wife shall die. For purposes of determining the amount of the Monthly Payments under this subparagraph c, the Annual Amount shall be calculated using Levy's average annual compensation for the last three fiscal years of the Corporation preceding his death.

          d.   If Levy becomes disabled before his
     retirement date, the Corporation shall pay Monthly Payments to Levy, commencing the first day of the month following the month in which Levy becomes unable to continue active employment and continuing during the lifetime of Levy. In the event of Levy's death after becoming disabled but prior to the time when Levy shall have received one hundred twenty (120) Monthly Payments, the Corporation shall continue to make such Monthly Payments to Levy's wife, if she survives him, and to such of Levy's issue, such issue to take per stirpes, in the portions described in subparagraph a above, until a total of one hundred twenty (120) Monthly Payments have been made to Levy, his wife, and his issue. If all of Levy's issue die before one hundred twenty (120) Monthly Payments are made to Levy, his wife, if she survives him, and his issue, or if none of Levy's issue survives him, then the Corporation shall continue to pay the full amount of such Monthly Payments to Levy's wife, if she survives him, until a total of one hundred twenty (120) Monthly Payments have been made to Levy, his issue, and his wife. If Levy's wife survives him but dies before one hundred twenty
     (120) Monthly Payments are made to Levy, his wife, and his issue, or if Levy's wife does not survive him, the Corporation shall continue such Monthly Payments to Levy's issue, if any, such issue to take per stirpes, until a total of one hundred twenty (120) Monthly Payments have been made to Levy, his wife, if she survives him, and his issue. The Corporation shall have no liability to continue any payments hereunder beyond the first day of the month in which the last survivor of Levy, his issue, and his wife shall die. For purposes of determining the amount of Monthly Payments under this subparagraph d, the Annual Amount shall be calculated using Levy's average annual compensation for the last three fiscal years of the Corporation preceding his termination of active employment due to disability.

          f. For purposes of subparagraphs a, b, c and d of this Paragraph 2, any payments required to be made to Levy's issue, such issue taking per stirpes, shall be made to such of Levy's issue as are surviving at the time such payment is required to be made, such issue taking per stirpes. Any division of a payment required to be made under such subparagraphs to Levy's issue, such issue taking per stirpes, shall be made with reference to Levy's children, regardless of whether any of them are living. Thus, though Levy's children were all deceased at the time payment is required to be made, the payment shall be divided into as many equal shares as there were deceased children at the time of the payment, and each such share will be divided similarly among the descendants of a deceased child. For purposes of such subparagraphs, the reference to Levy's issue means all legitimate descendants of Levy, including descendants both by blood and by adoption, provided such adoption is by court proceedings, the finality of which is not questioned by the adopting person.

     IN WITNESS WHEREOF, the Corporation and Levy have executed this Fourth Amendment this 27th day of July, 1989.

    NCH CORPORATION

                               /s/ Tom Hetzer
    By:                        ----------------------
                               Tom Hetzer, V.P. and
                               Controller

                               /s/ Lester A. Levy
                               ----------------------
                               Lester A. Levy

                            FOURTH AMENDMENT TO
                      DEFERRED COMPENSATION AGREEMENT


STATE OF TEXAS

COUNTY OF DALLAS

    THIS FOURTH AMENDMENT to that certain agreement between the parties heretofore dated September 11, 1985 (the "Agreement") is made by and between NCH Corporation, a Delaware corporation (the "Corporation") and MILTON P. LEVY, JR., an individual employee of the Corporation ("Levy"), executed as of this _______ day of ____________________, 1995.

                             R E C I T A L S:
                            -----------------

    The following facts exist:

    A.                 The parties hereto have
previously entered into the Agreement which has been amended three times, the latest amendment being as of February 23, 1993.

    B.                 The parties desire to amend the
Agreement to reflect a different "Annual Amount" in the event of retirement, death or disability.

    C.                 Except as amended herein, the
terms of the Agreement shall remain in full force and effect.

                         _________________________

    NOW, THEREFORE, for and in consideration of the covenants and agreements of the parties hereto and other good and valuable consideration the sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

    1.                 The "Annual Amount," as
described in the first full paragraph of Paragraph 2 (not including subparagraphs (a) - (e)) is hereby changed from $385,000 to $535,000. Except for the change of the number of the Annual Amount from $385,000 to $535,000, all other provisions of Paragraph 2 and of the Agreement shall remain in full force and effect.

    IN WITNESS WHEREOF, the parties hereto
have executed this Fourth Amendment as of the ______ day of March, 1995.

    NCH CORPORATION


    By:                        -------------------------
                               Milton P. Levy, Jr.



ATTEST:

- -------------------------------
Secretary

STATE OF TEXAS

COUNTY OF DALLAS

    This instrument was acknowledged before me on _____________________, 1995, by ______________________________,
__________________________________ of NCH Corporation, a Delaware
corporation, on behalf of said corporation.


                               --------------------------------
                               Notary Public, State of Texas
                               My Commission Expires:
                                                     ---------


STATE OF TEXAS

COUNTY OF DALLAS

    This instrument was acknowledged before me on _____________________, 1995, by Milton P. Levy, Jr.


                               --------------------------------
                               Notary Public, State of Texas
                               My Commission Expires:
                                                     ---------

                            FIFTH AMENDMENT TO
                      DEFERRED COMPENSATION AGREEMENT


STATE OF TEXAS

COUNTY OF DALLAS

    THIS FIFTH AMENDMENT to that certain agreement between the parties heretofore dated September 11, 1985 (the "Agreement") is made by and between NCH Corporation, a Delaware corporation (the "Corporation") and LESTER A. LEVY, an individual employee of the Corporation ("Levy"), executed as of this ____ day of February, 1995.

                             R E C I T A L S:
                             ----------------
    The following facts exist:

    A. The parties on February 23, 1993 executed an amendment to the Agreement, a copy of which is attached hereto as Exhibit
A. The amendment attached hereto was inadvertently denominated a "Third" Amendment when it should have been denominated a "Fifth" Amendment, and the date of execution February 23, 1993 should have been reflected on the document.

    B. The parties desire to correct the inadvertent numbering of the amendment and make the amendment read as of February 23, 1993.

    C. Except as amended herein, the terms of the Agreement shall remain in full force and effect.

                         _________________________


    NOW, THEREFORE, for and in consideration of the covenants and agreements of the parties hereto and other good and valuable consideration the sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

    1. The "Third Amendment," a copy of which is attached hereto as Exhibit A, is changed to the "Fifth Amendment" to deferred compensation agreement and is dated as of February 23, 1993.

    IN WITNESS WHEREOF, the parties hereto have executed this amendment as of the ______ day of February, 1995.

    NCH CORPORATION


    By:                        /s/ Lester A. Levy
                               ------------------------
                               Lester A. Levy

ATTEST:

- ---------------
Secretary

STATE OF TEXAS

COUNTY OF DALLAS

    This instrument was acknowledged before me on _____________________, 1995, by ______________________________,
__________________________________ of NCH Corporation, a Delaware
corporation, on behalf of said corporation.



                               --------------------------------
                               Notary Public, State of Texas
                               My Commission Expires:
                                                  ---------

STATE OF TEXAS

COUNTY OF DALLAS

    This instrument was acknowledged before me on _____________________, 1995, by Lester A. Levy.


                               -------------------------------
                               Notary Public, State of Texas
                               My Commission Expires:
                                                     ---------

                     NCH CORPORATION AND SUBSIDIARIES
                                EXHIBIT 13
              ANNUAL REPORT FOR THE YEAR ENDED APRIL 30, 1995



Selected Financial Data
NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)
Years Ended April 30,


                 1995      1994      1993      1992      1991
               --------- --------  --------  --------  --------

Net Sales    $735,098  $679,987  $679,937  $670,805  $677,687

Net Income   $ 35,582  $ 31,207  $ 37,613  $ 39,435  $ 43,113

Earnings Per
Share           $4.29     $3.77     $4.53     $4.77     $5.19

Current
Ratio        3.5 to 1  3.6 to 1  3.7 to 1  3.2 to 1  2.9 to 1

Total Assets $529,137  $485,223  $467,376  $470,827  $438,244

Long-Term
Debt         $  4,761  $  6,790  $  8,795  $ 10,472  $  8,189

Retirement
and Deferred
Compensation
Plans        $ 92,157  $ 83,986  $ 80,026  $ 78,628  $ 71,928

Cash Divi-
dends Declared
Per Share       $2.15     $2.00     $2.00     $1.00      $.97

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ----------------------------------------------------------------
RESULTS OF OPERATIONS
- ----------------------

Liquidity and Capital Resources
- --------------------------------

     In the fiscal year ended April 30, 1995, working capital increased to $288.0 million from $262.4 million at April 30, 1994. The current ratio was 3.5 to 1 at April 30, 1995, compared to 3.6 to 1 at April 30, 1994. The total of cash, cash equivalents and marketable securities increased by $3.8 million to $128.3 million at April 30, 1995. Net cash flow from operations totaled $38.0 million. Principal uses of cash consisted of payment of dividends of $17.4 million, net capital expenditures of $11.6 million and a net repayment of debt amounting to $6.8 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends. Long-term and short-term indebtedness has usually been limited to the borrowing of local country currencies by the Company's international subsidiaries to finance working capital requirements, although the Company has incurred debt domestically at various times when financially advantageous.

     The Company's international subsidiaries operate on a fiscal year ending on the last day of February. At February 28, 1995, the value of the U.S. dollar had decreased relative to most of the currencies in which the Company's international subsidiaries operate. As a result, the reported values of both assets and liabilities of the Company's international subsidiaries increased as a result of the change in the Company's composite spot rate at February 28, 1995, compared to February 28, 1994. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $22.1 million reduction of equity at April 30, 1994, to a $18.4 million reduction of equity at April 30, 1995.

     Accounts receivable increased by $11.2 million and inventories increased by $22.2 million in the year ended April 30, 1995, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of the exchange rate deviations from the end of the prior year to the end of fiscal 1995 was to increase the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories presented in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values and shows that accounts receivable increased by $6.4 million compared to the end of the prior year, while inventories increased by $20.5 million in the same period. The increase in accounts receivable was primarily the result of higher sales in the international operations during the fourth quarter of the current year compared to the previous year. Inventories increased in the current year, primarily as a result of increased sales levels and expansion of the domestic product line.

     Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $15.4 million when measured exclusive of the effect of exchange rate changes and increased by $18.3 million as reported on the Consolidated Balance Sheets. Accounts payable increased primarily in the Company's domestic operations as a result of increased inventory levels in the current year as compared to the prior year. Income taxes payable increased in both the domestic and international operations due to the timing of payments in the current year as compared to the prior year in the domestic operations and increased income during the current year in the international operations.

     Net capital expenditures for property, plant and equipment were $11.6 million for the year ended April 30, 1995. These consisted of normal expenditures for data processing and operating equipment. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to increase those reported values. Capital expenditures for the upcoming year are anticipated to be approximately the same as prior year expenditures.

     Deferred tax benefits represent future income tax deductions, and therefore, impact future cash flows by reducing federal income taxes to be paid in future years in which the temporary differences are expected to be recovered or settled. Management believes the Company will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized.

     Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased exclusive of the effect of exchange rate changes by $6.8 million, while the Consolidated Balance Sheets reflected a decrease of $6.0 million. During the year, short-term borrowings, primarily in Europe, were repaid, and annual debt payments on domestic borrowings were made. Of the $7.0 million in long-term debt and current maturities, $6.9 million is currently domestic borrowing. Domestic borrowings include an industrial revenue bond, for the purpose of financing a domestic facility, and a French Franc denominated loan made in the U.S., for the purpose of hedging the Company's net asset position in France. The remaining long-term debt and current maturities and all $5.4 million of notes payable consist of international subsidiary borrowings in local country currencies used primarily to finance working capital requirements.

     The retirement and deferred compensation plan liability on the Consolidated Balance Sheets represents compensation deferred by employees and accrued interest on such deferrals.
Compensation is expensed as earned with a liability recorded for payment in future years.

     During fiscal year 1995, cash dividends paid amounted to $17.4 million ($2.10 per share) compared to $16.5 million in 1994 ($2.00 per share). The directors of the Company increased the regular quarterly dividend from $.25 to $.30 per share of Common Stock on September 14, 1994, and declared an extra cash dividend of $1.00 per share, which was paid December 15, 1994. On April 13, 1995, the directors of the Company declared a regular quarterly cash dividend of $.30 per share of Common Stock to be paid June 15, 1995, to shareholders of record June 1, 1995. As of April 30, 1995, dividends amounting to $2.5 million had been declared, but not paid.


Operating Results
- ------------------

     Net sales of $735.1 million in fiscal 1995 were 8% higher than net sales of $680.0 million reported in fiscal 1994. Net sales in fiscal year 1994 were even with the $679.9 million reported in fiscal year 1993. Domestic sales increased 14% from 1993 to 1994, and 7% from 1994 to 1995. Sales from total international operations increased 7% from 1994 to 1995, when measured on a local currency basis. Due to the generally decreased value of the U.S. dollar in fiscal 1995 as compared to fiscal 1994, international sales reflected an increase of 10% as reported in U.S. dollars. Total international sales in 1994 decreased 3% from 1993 to 1994 when measured on a local currency basis and decreased 13% as reported in U.S. dollars. Sales improved in Europe in the current year, increasing 6% on a local currency basis from fiscal 1994 to 1995, as compared to the 4% decrease in sales from fiscal 1993 to 1994. Sales in Latin America in fiscal 1995 were negatively affected by the economies in Venezuela and Mexico, as well as the increasing value of the U.S. dollar in relationship to the currencies of these two countries. Sales in the Pacific and Far East increased 10% on a local currency basis from 1994 to 1995, compared to an increase of 13% as reported in U.S. dollars.

     Operating income increased to $56.9 million in fiscal 1995 from $50.4 million in 1994. In fiscal 1993, operating income was $60.3 million. Domestically, operating income decreased slightly as a percent of sales from fiscal 1994 to 1995, due to higher cost of sales and marketing expenses as a percent of sales. Internationally, operating margins improved due to cost reduction efforts and a turnaround in the Brazilian operation from an operating loss in fiscal 1994 to an operating profit in 1995. Operating income decreased from fiscal 1993 to 1994, due to relatively flat sales and higher operating expenses during 1994.

     In fiscal year 1995, the Company reported net interest income of $2.5 million compared to net interest income of $2.0 million in 1994. The increase in net interest income occurred in domestic operations, due primarily to an increase in marketable securities during the current year and higher interest rates on new investments. The $2.0 million in net interest income in fiscal 1994 compared to net interest income of $5.0 million in

1993. Gross interest income decreased from 1993 to 1994, due to lower interest rates on new investments. Gross interest expense was relatively even between 1993 and 1994.

     Gain on revaluation of foreign currencies was negligible in fiscal 1995 compared to a loss of $.3 million in 1994. In fiscal 1994, loss on currency revaluation decreased to $.3 million from $1.8 million in fiscal 1993, due to changes in the average net financial position of the Company's Brazilian subsidiaries during 1994. The Company enters into foreign exchange contracts and foreign currency option contracts from time to time to manage its exposure to foreign currency rate changes.

     Net income in fiscal year 1995 increased 14% to $35.6 million from $31.2 million in 1994. Net income in fiscal 1994 was 17% lower than the $37.6 million reported in 1993. In addition to the effects of operating income, net interest and loss on currency revaluation on pre-tax income, net income is affected by the overall corporate tax rate for the year, which was 40.2% of pre-tax income in fiscal 1995 compared to 40.1% in 1994 and 40.8% in 1993. A reconciliation of the effective tax rates to U.S. statutory rates is contained in the Notes to Consolidated Financial Statements. Earnings per share increased 14% to $4.29 per share in 1995 due to the increase in net income during the current year. Earnings per share in 1994 were $3.77, a 17% decrease from the $4.53 reported in 1993, due to lower net income in 1994.

     On a geographic area basis, net income for the United
States increased 9% to $22.3 million in fiscal year 1995, primarily as a result of increased sales, higher interest income and a lower effective income tax rate in the current year compared to the prior year. Net income of $20.5 million in 1994 was higher than the $19.0 million reported in 1993, primarily due to increased sales and a lower effective income tax rate in 1994 compared to 1993.

     Net income in Europe increased 4% from $12.8 million in fiscal 1994 to $13.4 million in 1995. The increase in net income from 1994 to 1995 was primarily attributable to the favorable effects of translation rates and increased sales in 1995 compared to 1994. Net income in fiscal 1993 was $17.0 million. The decrease in net income from 1993 to 1994 was primarily attributable to a combination of lower sales volume, the adverse effects of translation rates and reduced net interest income due to a significant decrease in average funds invested.

     Net income in the Pacific and Far East operations was $.3 million in 1995 compared to a net loss of $.3 million in 1994, primarily as a result of the 13% increase in sales. A net loss of $.3 million was reported in fiscal 1994 compared to net income of $.7 million reported in 1993. The decrease in net income from 1993 to 1994 was primarily attributable to higher operating expenses in 1994 compared to 1993.

     Net loss in Latin America and Canada decreased from $1.8 million in 1994 to $.4 million in 1995, primarily as a result of a turnaround in the Brazilian operation from an operating loss in fiscal 1994 to an operating profit in 1995. A net loss of $1.8 million was reported in fiscal 1994 compared to net income of $.9 million reported in 1993, due to lower sales in 1994 compared to 1993.


Recent Accounting Pronouncements
- ---------------------------------

     The Company implemented Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," as of May 1, 1994. Implementation of this statement was not material to the Company's financial position or results of operations. This statement requires recognition of a liability for certain benefits provided to former or inactive employees after employment but before retirement.

     The Company also implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of May 1, 1994.
Implementation of this statement was not material to the Company's financial position or results of operations. Under the provisions of this statement, the Company classifies its marketable securities as available-for-sale securities reported at estimated fair value with unrealized gains and losses (net of deferred income taxes) recognized in the Consolidated Balance Sheets as a separate component of stockholders' equity. Additional disclosures relating to implementation of this statement are contained in the Notes to Consolidated Financial Statements.

     In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment, and an impairment loss be recognized under certain conditions. This statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. This statement must be adopted no later than the first quarter of fiscal 1997. Implementation of this statement is not expected to have a material effect on the Company's financial position or results of operations.


Consolidated Statements of Income
NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)

Years Ended April 30,

                                              1995        1994        1993
                                           ----------   ---------   ---------
Net Sales                                   $735,098    $679,987     $679,937
                                           ----------   ---------   ---------
Operating Expenses
 Cost of sales, including warehousing
   and commissions                           388,620     358,317     342,586
 Marketing and administrative expenses       289,534     271,286     277,034
                                           ----------   ---------   ---------
                                             678,154     629,603     619,620
                                           ----------   ---------   ---------
Operating Income                              56,944      50,384      60,317

Other (Expenses) Income
 Revaluation of foreign currencies                41        (340)     (1,792)
 Net interest                                  2,506       2,046       5,014
                                           ----------   ---------   ---------

Income before Income Taxes                    59,491      52,090      63,539

Provision for Income Taxes                    23,909      20,883      25,926
                                           ----------   ---------   ---------
Net Income                                  $ 35,582    $ 31,207    $ 37,613
                                           ==========   =========   =========
Earnings Per Share                             $4.29       $3.77       $4.53
                                              =======     =======     =======













The accompanying notes are an integral part of these financial statements.


Consolidated Balance Sheets
NCH Corporation and Subsidiaries
(In Thousands Except Share and Per Share Data)

As of April 30,

                                                    1995         1994
                                                 ----------    ---------
Assets

Current Assets
 Cash and cash equivalents                        $ 16,264     $ 18,754
 Marketable securities                             112,074      105,784
 Accounts receivable (less allowance for
   doubtful accounts of $16,879 and $16,469)       147,333      136,178
 Inventories                                       105,864       83,634
 Prepaid expenses                                    6,669        6,431
 Deferred income taxes                              15,853       12,990
                                                 ---------     --------
   Total Current Assets                            404,057      363,771
                                                 ----------    ---------

Property, Plant and Equipment                      187,030      177,999
 Accumulated depreciation                          101,812       93,892
                                                 ----------    ---------
                                                    85,218       84,107
                                                 ----------    ---------
Deferred Income Taxes                               23,940       22,332
                                                 ----------    ---------
Other                                               15,922       15,013
                                                 ----------    ---------
   Total                                          $529,137     $485,223
                                                 ==========    =========

Liabilities and Stockholders' Equity

Current Liabilities
 Notes payable to banks                           $  5,405     $  9,745
 Current maturities of long-term debt                2,203        1,875
 Accounts payable                                   54,330       46,775
 Accrued expenses                                   27,464       22,784
 Income taxes payable                               24,148       18,117
 Dividends payable                                   2,493        2,069
                                                 ----------    ---------
   Total Current Liabilities                       116,043      101,365
                                                 ----------    ---------
Long-Term Debt, less current maturities              4,761        6,790
                                                 ----------    ---------
Retirement and Deferred Compensation Plans          92,157       83,986
                                                 ----------    ---------
Stockholders' Equity
 Common stock, par value $1 per share, authorized
   20,000,000 shares.  Issued 11,769,304 shares     11,769       11,769
 Additional paid-in capital                          7,348        6,369
 Retained earnings                                 410,932      393,193
 Foreign currency translation adjustment           (18,412)     (22,100)
 Unrealized losses on investments                     (255)           -
                                                  ---------     --------
                                                   411,382      389,231

  Less treasury stock
   (3,458,202 and 3,492,058 shares)                 95,206       96,149
                                                 ----------    ---------
                                                   316,176      293,082
                                                 ----------    ---------
   Total                                          $529,137     $485,223
                                                 ==========    =========

The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Cash Flows
NCH Corporation and Subsidiaries
(In Thousands)

Years Ended April 30,

                                                                 1995         1994         1993
                                                              ---------     --------     --------
Cash Flows from Operating Activities
  Net income                                                   $35,582      $31,207      $37,613
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization                              13,854       13,169       13,633
     Provision for losses on accounts receivable                 7,100        8,568        8,663
     Deferred income taxes                                      (4,229)      (4,576)        (836)
     Retirement and deferred compensation plans                  7,536        4,066        3,405
     Other noncash items                                        (2,120)         482         (282)
     Change in assets and liabilities, excluding net assets
         acquired in the purchase of businesses:
       Accounts receivable                                     (13,535)     (14,574)      (6,787)
       Inventories                                             (20,481)     (11,584)       1,678
       Prepaid expenses                                            (34)        (189)         415
       Accounts payable, accrued expenses
         and income taxes payable                               15,395        3,339       (5,488)
       Other noncurrent assets                                  (1,079)      (1,044)        (952)
                                                              ---------     --------     --------
     Net cash provided by operating activities                  37,989       28,864       51,062
                                                              ---------     --------     --------

Cash Flows from Investing Activities
  Sales of property, plant and equipment                         1,880        1,095        1,090
  Purchases of property, plant and equipment                   (13,455)     (14,219)     (17,986)
  Redemptions of marketable securities                          51,660       39,874       43,818
  Purchases of marketable securities                           (58,468)     (50,781)     (51,670)
  Acquisitions of businesses                                         -       (3,654)      (1,129)
  Other                                                         (1,547)      (1,655)      (1,331)
                                                              ---------     --------     --------

     Net cash used in investing activities                     (19,930)     (29,340)     (27,208)
                                                              ---------     --------     --------



Cash Flows from Financing Activities
  Proceeds from notes payable                                      106        7,886        4,202
  Payments of notes payable                                     (5,048)      (1,184)      (6,416)
  Additional long-term debt                                         35            -            7
  Payments of long-term debt                                    (1,912)      (1,963)      (4,630)
  Borrowing of cash surrender values                             1,708        7,758            -
  Payments of dividends                                        (17,419)     (16,544)     (16,597)
  Purchases of treasury stock                                        -       (3,422)           -
  Proceeds from exercise of stock options                        1,649          430        2,466
                                                              ---------     --------     --------

     Net cash used in financing activities                     (20,881)      (7,039)     (20,968)
                                                              ---------     --------     --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents       332       (2,351)      (5,973)
                                                              ---------     --------     --------
Net Decrease in Cash and Cash Equivalents                       (2,490)      (9,866)      (3,087)

Cash and Cash Equivalents at Beginning of Year                  18,754       28,620       31,707
                                                              ---------     --------     --------
Cash and Cash Equivalents at End of Year                       $16,264      $18,754      $28,620
                                                              =========     ========     ========




The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Stockholders' Equity
NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)

                                                                              Foreign
                          Common Treasury Common  TreasuryAdditional          Currency     Unrealized
                          Stock   Stock   Stock   Stock   Paid-In   Retained Translation  Losses On
                          Shares Shares   Amount  Amount   Capital  Earnings Adjustment   Investments    Total
                         ------- -------- ------- ------ --------- ----------- -----------------
Balance, April 30, 1992  11,769 (3,492) $11,769 $(94,253) $4,772 $357,514 $ (6,147)           $273,655
Net income                                                         37,613                       37,613
Cash dividends on common
  stock, $1.75 per share                                          (14,528)                     (14,528)
Dividend declared, but not
  paid, $.25 per share                                             (2,081)                      (2,081)
Treasury stock sold under
  stock option plans                44             1,189   1,277                                 2,466
Treasury stock issued under
  stock participation plan
  and stock bonuses                  1                35      16                                    51
Foreign currency translation
  adjustment                                                                (10,875)           (10,875)
                         ------ -----------------------  ------ ---------  -------- -------   ---------
Balance, April 30, 1993  11,769 (3,447)  11,769  (93,029)  6,065  378,518   (17,022)           286,301
Net income                                                         31,207                       31,207
Cash dividends on common
  stock, $1.75 per share                                          (14,463)                     (14,463)
Dividend declared, but not
  paid, $.25 per share                                             (2,069)                      (2,069)
Treasury stock acquired            (56)           (3,422)                                       (3,422)
Treasury stock sold under
  stock option plans                 8               228     202                                   430
Treasury stock issued under
  stock participation plan
  and stock bonuses                  3                74     102                                   176
Foreign currency translation
  adjustment                                                                 (5,078)            (5,078)
                         ------  ------ ------  -------   -----  --------  --------   -----    --------
Balance, April 30, 1994  11,769 (3,492)  11,769  (96,149)  6,369  393,193   (22,100)           293,082
Net income                                                         35,582                       35,582
Cash dividends on common
  stock, $1.85 per share                                          (15,350)                     (15,350)
Dividend declared, but not
  paid, $.30 per share                                             (2,493)                      (2,493)
Treasury stock sold under
  stock option plans                31               877     772                                 1,649
Treasury stock issued under
  stock participation plan
  and stock bonuses                  3                66     207                                   273
Foreign currency translation
  adjustment                                                                  3,688              3,688
Unrealized losses on
  investments                                                                        $(255)       (255)
                         ------ -----------------------  ------  -------- ---------  ------   ---------
Balance, April 30, 1995  11,769 (3,458) $11,769 $(95,206) $7,348 $410,932  $(18,412) $(255)   $316,176
                         ====== =======================  ======  ======== =========  ======   =========


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

     Foreign currency translation - With the exception of hyper-inflationary countries, all assets and liabilities of operations outside the United States are translated into U.S. dollars at period-end exchange rates, and income and expenses are translated at average rates for the year. Gains and losses resulting from translation, as well as gains and losses from foreign exchange contracts hedging the net assets of foreign subsidiaries, are included in the foreign currency translation adjustment component of stockholders' equity. Gains and losses from foreign exchange contracts hedging specific intercompany foreign currency commitments are deferred and accounted for as part of the hedged transaction. The hyper-inflationary countries have been translated into U.S. dollar equivalents as follows: current assets (except for inventories), current liabilities, long-term debt and other liabilities at period-end exchange rates; inventories, property, other assets, capital stock and retained earnings at historical rates; income and expense items at average rates for the year, except for cost of sales and depreciation expense, which are translated at historical rates. Gains and losses resulting from translation are recognized in the income statement as expense or income in the current period. Exchange adjustments resulting from foreign currency transactions are recognized as expense or income in the current period for all countries.

     Cash and cash equivalents and marketable securities - Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents are stated at amortized cost plus accrued interest. Marketable securities are stated at estimated fair value.

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

     Intangible assets - Intangible assets are classified as other assets in the consolidated financial statements and include patents, computer software and trademarks. Intangible assets are amortized using the straight-line method over their estimated useful lives, but not in excess of 40 years. The unamortized cost of impaired intangible assets is charged to expense as incurred.

     Research and development - Research and development costs, which are included in the costs of laboratory operations, are charged to expense as incurred. Research and development costs, however, cannot be separately identified from the total laboratory costs. Total laboratory costs amounted to approximately $4.6 million in 1995, $4.4 million in 1994 and $3.9 million in 1993.

     Income taxes - Deferred income taxes and deferred income tax benefits result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. State income tax has been included in the provision for income taxes and income taxes payable.

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

     Earnings per share - Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding for the years ended April 30, 1995, 1994 and 1993, was 8,294,000, 8,278,000 and 8,298,000 shares, respectively. Any dilution of earnings per share that might result from the exercise of presently outstanding stock options is not material.

     Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation.


2.   Consolidated International Subsidiaries

     At April 30, 1995 and 1994, the parent Company's investment in consolidated international subsidiaries amounted to $40,402,000 and $40,782,000. The current year consolidated financial statements include international subsidiaries' assets of $161,834,000, liabilities of $69,115,000, and net income of $13,287,000, after allocation of corporate expenses and excluding intercompany sales and profits. For the prior year these subsidiaries had assets of $153,365,000, liabilities of $67,221,000, and net income of $10,733,000.


3.   Income Taxes

     The following are the components of the provision for income taxes (in thousands of dollars):

                        1995        1994         1993
                     ---------    --------     --------
U.S. Federal
- --------------
Current               $ 9,810     $ 9,896      $ 7,910
Deferred               (4,411)     (4,469)        (721)

Foreign
- ---------
Current                16,715      14,214       17,635
Deferred                  182        (107)        (115)

State                   1,613       1,349        1,217
- -------              ---------    --------     --------
                      $23,909     $20,883      $25,926
                     =========    ========     ========

    Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    The components of deferred tax assets and liabilities as of April 30 are as follows (in thousands of dollars):

                                         1995     1994
                                      --------- --------
Deferred tax assets:
    Allowance for doubtful accounts    $ 3,948  $ 4,098
    Inventory related                    3,710    2,820
    Insurance related                    1,948    1,893
    Accrued expenses                     5,967    3,549
    Retirement and deferred compensation
    plans                               29,204   27,378
    Marketable securities                  138        -
    Foreign operating loss carryforwards   487      739
    Valuation allowance                   (156)    (243)
                                      ---------  -------
                                        45,246   40,234
                                      ---------  -------
Deferred tax liabilities:
    Depreciation                         4,489    4,001
    Other                                  964      911
                                      ---------  -------
                                         5,453    4,912
                                      --------- --------
Net deferred tax asset                 $39,793  $35,322
                                      ========= ========

    A valuation allowance has been provided for certain foreign net operating loss carryforwards which are estimated to expire before they are utilized. The change in the valuation allowance during the year ended April 30, 1995 was $87,000.

    The impact of adopting new accounting rules in fiscal year
1994 relating to income taxes was not material to the Company's financial position or results of operations.

    Prior to 1994, deferred income taxes were provided under the accounting rules then in effect. The deferred U.S. federal income tax benefit on the income statement for the year ended April 30, 1993 consisted of employee benefit plans - $574,000; inventory - $98,000; depreciation - $33,000 and other - $16,000 for a total deferred U.S. federal income tax benefit of $721,000.

    The following is a reconciliation of the difference between the U.S. statutory rate and the effective tax rate:

                              1995      1994      1993
                              -----     -----     -----
U.S. statutory rate           35.0%     35.0%     34.0%
Tax exempt interest           (2.5)     (2.3)     (1.7)
Other                          (.1)       .2        .5
Effect of international        6.1       5.6       6.8
  operations
Effect of state income taxes   1.7       1.6       1.2
                              -----     -----     -----
Effective tax rate            40.2%     40.1%     40.8%
                              =====     =====     =====

     The Company files a consolidated U.S. federal income tax return with its domestic subsidiaries. International subsidiaries file tax returns in countries of their incorporation. In addition, branches of certain U.S. and international companies file tax returns in countries in which they conduct business. Certain of these subsidiaries have operating loss carryforwards totaling approximately $1,568,000, which will expire between 1996 and 2004. The accumulated undistributed earnings of international subsidiaries not included in the consolidated U.S. federal income tax return approximated $73,555,000 at April 30, 1995, $69,378,000 at April 30, 1994 and
$83,280,000 at April 30, 1993. No provision is made in the accompanying consolidated financial statements for the estimated taxes that would result on distribution of the accumulated undistributed earnings since the Company intends to invest indefinitely in the operations of these subsidiaries. For 1995, 1994 and 1993, worldwide income tax payments amounted to $22,624,000, $24,176,000 and $24,205,000, respectively.


4.   Inventories

     A summary of inventories at April 30 follows (in thousands of dollars):

                             1995      1994
                          ---------  --------
Raw materials              $ 15,551   $13,849
Finished goods               88,089    67,676
Sales supplies                2,224     2,109
                          ---------   -------
                           $105,864   $83,634
                          =========   =======


5.   Property, Plant and Equipment

     Property, plant and equipment at April 30 consists of the following (in thousands of dollars):

                           1995          1994
                         ---------     --------
     Land                 $ 11,677      $ 11,942
     Buildings              77,825        74,406
     Equipment              97,528        91,651
                         ---------      --------
                          $187,030      $177,999
                         =========      ========

     Depreciation charged to income was $12,452,000, $11,863,000 and $12,473,000 for each of the years ended April 30, 1995, 1994 and 1993, respectively. The estimated useful life of buildings is 25 to 40 years; equipment is 3 to 10 years.

6.   Long-Term Debt

    Long-term debt at April 30 consists of the following (in
thousands of dollars):
                                                       1995      1994
                                                     -------    ------
Borrowed by domestic companies:
Variable interest industrial revenue bond,
   secured by property, at 71.9% of prime.            $4,700    $4,700
Other                                                  2,210     3,782
                                                      -------   ------
                                                       6,910     8,482
                                                      -------   ------
Borrowed by international companies                       54       183
                                                      -------   ------
                                                       6,964     8,665
Less current maturities                                2,203     1,875
                                                      -------   ------
Long-term debt, less current maturities               $4,761    $6,790
                                                      =======   ======

     Maturities of long-term debt for the years following April
30, 1995, are as follows: 1996 - $2,203,000; 1997 - $24,000; 1998
- - $37,000; and 2006 - $4,700,000.


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

     Expenses for retirement plans, exclusive of interest expense, were $9,877,000, $8,343,000 and $4,737,000 in the years ended April 30, 1995, 1994 and 1993, respectively.

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

     Net postretirement benefit expenses for the years ended
April 30 are as follows (in thousands of dollars):

                                   1995      1994      1993
                                 -------    ------    ------

Service cost - benefits earned
    during the year                 $ 98      $127      $161

Interest cost on accumulated
    postretirement benefit
    obligation                       179       162       160

Net amortization of prior
service cost                         176       176       176
                                   -----      ----      ----
Net postretirement benefit expense  $453      $465      $497
                                   =====      ====      ====

    The reconciliation of the accumulated postretirement benefit obligation to the recorded liability at April 30 is as follows
(in thousands of dollars):

                                    1995       1994
                                  --------    -------
Accumulated postretirement benefit
obligation
    Retirees                       $  233     $  174
    Fully eligible active plan
    participants                    1,234      1,098
    Other active plan participants  1,333      1,285
                                  --------    -------
         Total                      2,800      2,557
Unrecognized prior service cost    (1,467)    (1,643)
                                  --------    -------
Accrued postretirement benefit
liability                         $ 1,333     $  914
                                  ========    =======

    Measurement of the accumulated postretirement benefit obligation is based on a 7% assumed discount rate for 1994 and 1995.

    In addition, certain of the Company's non-U.S. subsidiaries have health care plans for retirees, although many retirees outside of the United States are covered by government sponsored
and administered programs.   Under SFAS No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions," the effective date for adoption for plans outside of the United States is the fiscal year beginning May, 1, 1995. The Company estimates that the implementation of this standard for non-U.S. subsidiary plans will not have a material effect on the Company's financial position or results of operations.

    Postemployment benefits - Implementation of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as of May 1, 1994, was not material to the Company's financial position or results of operations. This statement requires recognition of a liability for certain benefits provided to former or inactive employees after employment but before retirement.

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

    The directors of the Company increased the regular quarterly dividend from $.25 to $.30 per share of Common Stock on September 14, 1994. On April 13, 1995, the directors of the Company declared a regular quarterly cash dividend of $.30 per share of Common Stock to be paid June 15, 1995, to shareholders of record June 1, 1995.

    At April 30, 1995, 1994 and 1993, 730,000, 761,000 and
769,000 shares of the Company's Common Stock, respectively, were reserved for issuance under a non-qualified stock option plan which grants options to key employees and officers. The purchase price under the grant cannot be less than the market value at the date of grant. The options under such plan are exercisable in equal amounts at the beginning of the second, third and fourth year of their lives and expire after five years. Information relative to the non-qualified stock options for the three years ended April 30, 1995, is as follows:

                            (In Thousands Except Per Share Data)
                            Years Ended April 30,
                            ------------------------------------
                       1995           1994             1993
                    -------------- -------------- ---------------

                           Average        Average        Average
                    Number Price   Number Price   Number Price
                    of     Per     of     Per     of     Per
                    Shares Share   Shares Share   Shares Share
                    ------ ------  ------ ------  ------ -------
Outstanding at
    beginning
    of period       212  $57.97    154   $59.22   154   $52.83
Granted              64   61.00     67    53.75    48    68.75
Exercised          (31)   53.12    (8)    47.18  (44)    48.77
Canceled or expired (2)   55.84    (1)    56.65   (4)    44.17
                   ----   -----   ----    -----  ----    -----
Outstanding at end
    of period       243  $59.41    212   $57.97   154   $59.22
                   ====  ======   ====   ======  ====   ======

    At April 30, 1995, 1994 and 1993, 19,000, 20,000 and 21,000
shares of Treasury Stock, respectively, were reserved for issuance to employees under a stock participation plan.


 9. Interest Costs

    During the years ended April 30, 1995, 1994 and 1993, interest costs, including interest expense on non-funded retirement plans, amounting to $5,720,000, $5,115,000 and $4,695,000, respectively, were expensed as incurred. For the same periods, interest payments were $3,540,000, $4,200,000 and $3,182,000, respectively.


10. Leases

    At April 30, 1995, the Company and its subsidiaries had a number of noncancellable leases for various office and warehouse facilities. The majority of these agreements expire at various times through 1999, and substantially all include renewal provisions. The amount of other obligations assumed, such as payment of property taxes and maintenance, is nominal. Total rent expense for 1995, 1994 and 1993 (including operating leases on data processing equipment, trucks and trailers, and office equipment) was approximately $9,035,000, $8,538,000 and $9,482,000, respectively.

    The minimum aggregate rentals under the terms of noncancellable operating leases for future years are: 1996 -
$7,619,000; 1997 - $5,364,000; 1998 - $4,537,000; 1999 -
$2,713,000; and a total of $3,364,000 for 2000 and thereafter.


11. Contingent Liabilities

    The Company and its subsidiaries are engaged in a variety of legal proceedings arising in the ordinary course of business, including some concerning environmental matters. In the opinion of Management, the ultimate liabilities resulting from these proceedings will not have a material adverse effect on the Company's financial position or operating results.

    Gains or losses resulting from contracts hedging net foreign currency positions have been included in the foreign currency translation adjustment component of stockholders' equity. Gains and losses from all other contracts are included in the Consolidated Statements of Income. There were no such contracts at April 30, 1995 or 1994. In addition, at April 30, 1995 and 1994, the Company had standby letters of credit outstanding totaling $8,890,000, which guarantee payment to certain insurance carriers.


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

    Using the above methods and assumptions, the estimated fair values of the Company's financial instruments at April 30 are as follows (in thousands of dollars):

                          1995                1994
                    ------------------- ---------------------
                              Estimated           Estimated
                    Carrying  Fair      Carrying  Fair
                    Amount    Value     Amount    Value
                    --------  --------- --------  ---------
Assets:
  Cash and cash
     equivalents  $ 16,264  $ 16,264  $ 18,754  $ 18,754
  Marketable
     securities    112,074   112,074   105,784   101,687

Liabilities:
  Notes payable
     to banks        5,405     5,405     9,745     9,745
  Current maturities
     of long-term
     debt            2,203     2,203     1,875     1,875
  Long-term debt,
     less current
     maturities      4,761     3,924     6,790     5,595


13.  Marketable Securities

     The Company implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of May 1, 1994. This statement requires that certain debt and equity security investments, other than investments accounted for by the equity method and investments in consolidated subsidiaries, be categorized as either trading securities, securities available-for-sale, or securities held-to-maturity. The Company classifies all of its investments in securities which do not meet the definition of cash equivalents as marketable securities available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses (net of deferred income taxes) recognized on the balance sheet as a separate component of stockholders' equity. Fair values are based on quoted market prices obtained from an independent broker. Realized gains and losses are included in other income and are immaterial for the current year. The cost of securities sold is based on the specific identification method. In accordance with the provisions of this statement, prior period financial statements have not been restated to reflect this change in accounting principle.

     The following is a summary of available-for-sale marketable securities as of April 30, 1995 (in thousands of dollars):


                       State and
                       Municipal Certificates
                         Bonds    of Deposit    Total
                       --------- ------------ --------
Cost                   $112,044       $423    $112,467
Gross Unrealized Losses    (609)        -         (609)
Gross Unrealized Gains      216         -          216
                       ---------     -----    ---------
Estimated Fair Value   $111,651       $423    $112,074
                       =========     =====    =========

    The contractual maturities of the marketable securities at estimated fair value as of April 30, 1995 are as follows: 1996-
$35,640,000; 1997-$39,997,000; 1998-$23,765,000; 1999-$9,343,000;
and 2000-$3,329,000.


14.  Segment and Geographic Area Information

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

     Financial information by geographic area, in thousands of dollars, follows for the years ended April 30:

                                               Latin
                    United           Pacific   America  Consoli-
                    States  Europe   Far East  Canada   dated
                    ------  ------ --------  ------   --------
1995
Net Sales        $408,668  $244,517  $31,837  $50,076  $735,098
Net Income (Loss)  22,294    13,354      313    (379)    35,582
Identifiable
  Assets          246,926   123,659   17,792   20,383   408,760
Corporate Assets                                        120,377

1994
Net Sales        $381,949  $222,214  $28,134  $47,690  $679,987
Net Income (Loss)  20,474    12,818    (310)  (1,775)    31,207
Identifiable
  Assets          218,573   117,316   14,690   21,359   371,938
Corporate Assets                                        113,285

1993
Net Sales        $336,471  $267,280  $26,023  $50,163  $679,937
Net Income         19,030    16,952      722      909    37,613
Identifiable
  Assets          194,976   131,986   14,310   20,480   361,752
Corporate Assets                                        105,624

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

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
NCH Corporation:


     We have audited the accompanying consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NCH Corporation and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1995, in conformity with generally accepted accounting principles.


                                   /s/ KPMG Peat Marwick LLP


Dallas, Texas
June 5, 1995

RESPONSIBILITY FOR FINANCIAL REPORTING


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

     The Board of Directors pursues its review of the audit function, internal controls and the financial statements largely through its Audit Committee, which consists solely of directors who are not employees of the Company. The Audit Committee periodically meets with management, the independent auditors and internal auditors with regard to their respective responsibilities. Both KPMG Peat Marwick LLP and the internal auditors have full access to the Audit Committee. They meet with the committee, without management present, to discuss the scope and results of their examination, including internal control and financial reporting matters.

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


/s/ Irvin L. Levy                  /s Tom Hetzer
- -----------------                  -------------
Irvin L. Levy                      Tom Hetzer
Chief Executive Officer            Chief Financial Officer

Selected Unaudited Quarterly Data
- --------------------------------------
(In Thousands Except Per Share Data)
Years Ended April 30,
                                  Quarter
                  --------------------------------------
                    First    Second     Third   Fourth
                    -----    ------     -----    ------
1995
Net Sales        $178,728  $184,641  $186,562  $185,167
Operating Income   13,060    16,786    12,476    14,622
Net Income          7,826    10,704     7,036    10,016
Earnings Per Share   $.95     $1.29      $.85     $1.21

1994
Net Sales        $169,649  $163,160  $170,615  $176,563
Operating Income   12,239    14,714     9,296    14,135
Net Income          7,561     9,267     5,726     8,653
Earnings Per Share   $.91     $1.12      $.69     $1.05

     Earnings per share for each period is calculated based on the average number of shares outstanding during the period.


Market and Dividend Information
- ------------------------------------

                       NCH Corporation stock is traded on the New York Stock Exchange. The high and low prices by quarter are shown for the past two years in the schedule below.

    Cash dividends paid during the fiscal year ended April 30, 1995, amounted to $17.4 million compared to $16.5 million and $16.6 million in fiscal years 1994 and 1993, respectively. On April 13, 1995, a dividend of $.30 per share was declared, payable June 15, 1995. A summary of the quarterly dividends per share for the past two years is set forth in the schedule below.

          Common Stock Prices           Dividends Per Share
       ----------------------------- ---------------------------
            1995           1994         Declared         Paid
       -------------- -------------- -------------- ------------
Qtr    High    Low    High    Low    1995    1994   1995   1994
- ----   -----   -----  -----   -----  -----   -----  -----  -----
First  62 1/8  56 5/8 68      59 1/2 $ .25   $ .25  $ .25  $ .25
Second 66 3/4  60 3/4 65 3/8  55 1/2 $1.30   $ .25  $ .25  $ .25
Third  67      59 1/2 61      52 1/8 $ .30   $1.25  $1.30  $1.25
Fourth 65 1/4  59 1/4 65 5/8  56 5/8 $ .30   $ .25  $ .30  $ .25


       As of June 1, 1995, there were 686 holders of record of the Company's Common Stock, which includes several brokerage firms that hold shares of the Company's stock for an estimated 3,800 investors.

                     NCH CORPORATION AND SUBSIDIARIES
                                EXHIBIT 21
                      SUBSIDIARIES OF THE REGISTRANT


       NCH Corporation is the parent company of numerous wholly-owned subsidiaries engaged in the business of marketing an extensive line of maintenance, repair and supply products. At the close of the last fiscal year, sixteen of these subsidiaries were operating domestically and 118 in foreign countries. The Company is also the parent of several wholly-owned subsidiaries that market various other products. All such subsidiaries considered in the aggregate as a single subsidiary would not constitute a significant subsidiary of NCH Corporation, and therefore are not listed here.

       As of the close of the last fiscal year, the following corporations were not wholly-owned by NCH Corporation.

                      Immediate Parent and     Jurisdiction
Name of Subsidiary    Percentage of Ownership  of Incorporation
- ------------------    -----------------------  ----------------

NCH Hua Yang Ltd.     51% NCH Corporation      People's Republic
                                               of China

Sunco Chemicals Ltd.  51% NCH Corporation      India

NCH CORPORATION AND SUBSIDIARIES
EXHIBIT 23
INDEPENDENT AUDITORS' CONSENT




The Board of Directors
NCH Corporation:

We consent to the incorporation by reference of our report dated June 5, 1995, relating to the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1995, which report appears or is incorporated by reference in the April 30, 1995 Annual Report on Form 10-K of NCH Corporation.



                      /s/ KPMG Peat Marwick LLP


Dallas, Texas
July 24, 1995

                   NCH CORPORATION AND SUBSIDIARIES
                              EXHIBIT 99
                      DEFINITIVE PROXY STATEMENT
      REGARDING THE COMPANY'S 1995 ANNUAL MEETING OF STOCKHOLDERS


                       SCHEDULE 14A INFORMATION

  Proxy Statement Pursuant to Section 14(a) of the Securities
  Exchange Act of 1934

  Filed by the registrant [ X ]
  Filed by a party other than the registrant [    ]

  Check the appropriate box:

  [    ]          Preliminary proxy statement
  [ X  ]          Definitive proxy statement
  [    ]          Definitive additional materials
  [    ]          Soliciting material pursuant to Rule
                  14a-11(c)or Rule 14a-12

             NCH Corporation
   ------------------------------------------------
   (Name of Registrant as Specified in Its Charter)

             NCH Corporation
   ------------------------------------------------
   (Name of Person(s) Filing Proxy Statement)

  Payment of filing fee (check the appropriate box):

  [ X ] $125 per Exchange Act Rules 0-11(c)(1)(ii),
        14a-6(i)(1), or 14a-6(j)(2).
  [   ] $500 per each party to the controversy pursuant to
        Exchange Act Rule 14a-6(i)(3).
  [   ] Fee computed on table below per Exchange Act Rules
        14a-6(i)(4) and 0-11.

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

               NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                       To Be Held July 27, 1995


   NOTICE IS HEREBY GIVEN that the Annual Meeting of Stockholders of NCH Corporation will be held in Gallery I of the Hotel Crescent Court (at the corner of Pearl and Cedar Springs Streets), Dallas, Texas, on Thursday, the 27th day of July, 1995, at 10:00 a.m., Central Daylight Time, for the following purposes:

   1. To elect two Class I directors of NCH to hold office until the next annual election of Class I directors by stockholders or until their respective successors are duly elected and qualified.

   2. To ratify the appointment of KPMG Peat Marwick LLP,
  Certified Public Accountants, to be the independent auditors of NCH for the fiscal year ending April 30, 1996.

   3. To transact such other business as may properly come before the meeting or any adjournments of the meeting.

   The Board of Directors has fixed the close of business on Thursday, June 1, 1995, as the record date for determining stockholders entitled to vote at and to receive notice of the annual meeting.

   Whether or not you expect to attend the meeting in person, you are urged to complete, sign, and date the enclosed form of proxy and return it promptly so that your shares of stock may be represented and voted at the meeting.
  If you are present at the meeting, your proxy will be returned to you if you so request.


                                    Joe Cleveland,
                                    Secretary

  Dated:  June 20, 1995

                                [LOGO]



                       2727 Chemsearch Boulevard
                         Irving, Texas  75062

                            PROXY STATEMENT
                                  For
                    ANNUAL MEETING OF STOCKHOLDERS
                      To Be Held on July 27, 1995

                         Dated: June 20, 1995

               SOLICITATION AND REVOCABILITY OF PROXIES

   The accompanying proxy is solicited by the management of, and on behalf of, NCH Corporation, a Delaware corporation ("NCH"), to be voted at the Annual Meeting of the Stockholders of NCH, to be held Thursday, July 27, 1995 (the "Meeting"), at the time and place and for the purposes set forth in the accompanying Notice of Annual Meeting.
  When properly executed proxies in the accompanying form are received, the shares represented thereby will be voted at the Meeting in accordance with the directions noted on the proxies; if no direction is indicated, then such shares will be voted for the election of the directors and in favor of the proposals set forth in the Notice of Annual Meeting attached to this Proxy Statement.

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

   This Proxy Statement and the accompanying proxy are first being sent or given to NCH's stockholders on or about
  June 20, 1995.

   NCH will bear the cost of preparing, printing, assembling, and mailing the Notice of Annual Meeting, this Proxy Statement, the enclosed proxy, and any additional material, as well as the cost of forwarding solicitation material to the beneficial owners of stock.


                             VOTING RIGHTS

   The record date for determining stockholders entitled to notice of and to vote at the Meeting is the close of business on June 1, 1995. On that date there were 8,311,240 shares issued and outstanding of NCH's $1.00 par value common stock ("Common Stock"), which is NCH's only class of voting securities outstanding. Each share of NCH's Common Stock is entitled to one vote in the matter of election of directors and in any other matter that may be acted upon at the Meeting. Neither NCH's certificate of incorporation nor its bylaws permits cumulative voting. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of Common Stock entitled to vote at the Meeting is necessary to constitute a quorum at the Meeting, but in no event will a quorum consist of less than one-third of the shares entitled to vote at the Meeting. The affirmative vote of a plurality of the shares of Common Stock represented at the Meeting and entitled to vote is required to elect directors. All other matters to be voted on will be decided by a majority of the shares of Common Stock represented at the meeting and entitled to vote. Abstentions and broker nonvotes are each included in determining the number of shares present at the meeting for purposes of determining a quorum. Abstentions and broker nonvotes have no effect on determining plurality, except to the extent that they affect the total votes received by any particular candidate.

                         ELECTION OF DIRECTORS

   NCH's Board of Directors consists of seven members, divided into three classes: Class I (two directors), Class II (three directors), and Class III (two directors). Only the Class I positions are due for nomination and election at the Meeting. The Class II and Class III positions will be due for nomination and election at the annual meetings of stockholders to be held in 1996 and 1997, respectively.

   The intention of the persons named in the enclosed proxy, unless such proxy specifies otherwise,is to vote the shares represented by such proxy for the election of Rawles Fulgham and Lester A. Levy as the Class I directors.
  Messrs. Rawles Fulgham and Lester A. Levy have been nominated to stand for re-election by the Board of Directors until their terms expire or until their respective successors are duly elected and qualified. Messrs. Rawles Fulgham and Lester A. Levy are presently directors of NCH. Messrs. Irvin, Lester, and Milton Levy are brothers. Robert
  L. Blumenthal is a first cousin of Messrs. Irvin, Lester, and Milton Levy. Certain information regarding each nominee and director is set forth below. The number of shares beneficially owned by each nominee is listed under "Security Ownership of Principal Stockholders and Management."

                           Class I Directors

   Rawles Fulgham, 67, has been a director of NCH since
  1981. Mr. Fulgham was an executive director of Merrill Lynch Private Capital Inc. from 1982 until 1989, when he assumed his current position as a Senior Advisor to Merrill Lynch & Co., Inc. He is also a director of Dresser Industries, Inc., Indresco, Inc., Republic Financial Services, Inc., and BancTec, Inc., all of which are located in Dallas, Texas. Mr. Fulgham is a member of the Audit Committee and the Compensation Committee.

   Lester A. Levy, 72, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Board of Directors of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is also a director of A.H. Belo Corporation, Dallas, Texas. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

                    Class II Directors and Nominees

   Robert L. Blumenthal, 64, has engaged in the practice of law since 1957. He is a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., which serves as NCH's legal counsel.

   Thomas B. Walker, Jr., 71, has been a director of NCH since 1987. He was a general partner of Goldman, Sachs &
  Co. from 1968 until 1984 when he assumed his current position as a limited partner of The Goldman Sachs Group, L.P. Mr. Walker is also a director of Sysco Corporation, A.H. Belo Corporation, and Riviana Foods, Inc. He is a member of the Audit Committee and the Compensation
  Committee.

   Milton P. Levy, Jr., 69, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Executive Committee of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is also an advisory director of Texas Commerce Bank, N.A. He is a member of the Stock Option Committee and the Executive Committee.

                          Class III Directors

   Jerrold M. Trim, 58, has been a director of NCH since 1980 and is the president and majority shareholder of Windsor Association, Inc., which is engaged primarily in investment consulting services. He is also a general partner of Chiddingstone Management Company and The Penshurst Fund, which are limited partnerships that invest in marketable securities. He is a member of the Audit Committee and the Compensation Committee.

   Irvin L. Levy, 66, has been a director and an officer of NCH since 1950, and has served as NCH's President since 1965. He is either president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee. Mr. Levy is also a director of NationsBank of Texas, N.A.

   If either of the above nominees for Class I directors should become unavailable to serve as a director, then the shares represented by proxy will be voted for such substitute nominees as may be nominated by the Board of Directors. NCH has no reason to believe that either of the above nominees is, or will be, unavailable to serve as a director.


            Meeting Attendance and Committees of the Board

   NCH has audit, compensation, executive, and stock option committees of the Board, whose members are noted above. During the last fiscal year, the Board of Directors met on five occasions, the Compensation Committee met once, the Audit Committee met once, the Executive Committee met or acted by consent at least 33 times, and the Stock Option Committee met once. NCH does not have a standing nominating committee of the Board. Nominees to the Board are selected by the entire Board.

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

  Report on Executive Compensation

  Responsibility for Executive Compensation

   Three outside directors, as the Compensation Committee of NCH (Messrs. Fulgham, Trim, and Walker), have primary responsibility for recommending to the Board the executive compensation program for Messrs. Irvin, Lester, and Milton Levy. The Compensation Committee recommends to the Board an annual aggregate base compensation for the Office of the Executive Committee and is responsible for administering and approving incentive compensation for the Office of the

  Executive Committee. After Board approval of the Compensation Committee's recommendation for aggregate base compensation (with Messrs. Irvin, Lester, and Milton Levy abstaining), the Messrs. Levy divide the compensation of the Executive Committee among themselves. Messrs. Irvin, Lester, and Milton Levy are responsible for setting the compensation for all other officers of NCH.


  Executive Compensation Strategy

   With respect to compensation of all key executives other than Messrs. Irvin, Lester, and Milton Levy, NCH's strategy is generally as follows:

  * Attract and retain key executives by delivering a market competitive rate of base pay. Market competitive rates of pay are determined by reviewing compensation data from other companies that resemble
  NCH in terms of lines of business, size, scope, and complexity.
  * Provide salary increases to key executives based on their individual effort and performance. In addition to the individual's experience, job duties, and performance, annual increases are influenced by NCH's overall performance.
  * Provide annual incentive opportunities based on objectives that NCH feels are critical to its success during the year. Target incentive levels are set on an individual basis and actual awards are made at the Executive Committee's discretion.
  * Provide long-term incentives to key employees so that employees are focused on activities and decisions that promote NCH's long-term financial and operational success. To meet this objective, NCH offers stock options to certain key employees. Options are generally granted for a period of five years at a price that is at least equal to the fair market value of the Common Stock at the time of grant. Options vest in equal increments over a three-year period from the time of grant.


  Compensation of Messrs. Irvin, Lester, and Milton Levy

   The Compensation Committee occasionally seeks assistance from an outside compensation consulting firm to determine the competitiveness of NCH's compensation programs. Based on survey and proxy analyses performed by the consulting firm, the Compensation Committee in 1994 adopted a fixed compensation plus an incentive bonus for 1995 based on Company performance which has been retained for fiscal 1996. Given the tenure and depth of experience of the Office of the Executive Committee, the Compensation Committee feels that this is an appropriate competitive level of compensation. All of the companies in the peer group in NCH's performance graph on page 9 of this Proxy Statement were included in the proxy analysis performed by the consulting firm. NCH's performance in sales and earnings in the then current economic and competitive environment, adjusted for currency fluctuations, was considered in setting the base executive compensation, although no formula or preset goal is used.

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

   To qualify all compensation paid to the Executive Committee of the Board of Directors as a deductible expense under Section 162(m) of the Internal Revenue Code, on April 28, 1994, the Compensation Committee of the Board of Directors adopted an incentive bonus plan (the "Bonus Plan"), for members of the Executive Committee, which was approved by shareholders at the 1994 Annual Meeting.

   The Bonus Plan provides a formula for determining the amounts of annual bonuses to be paid to each member of the Executive Committee. Bonus amounts will depend on the amount by which NCH's net income after taxes, but before accrual for any bonus under the Bonus Plan, for a particular fiscal year increases over its net income before accrual for any bonus for the preceding fiscal year. If net income increases less than 10%, then no bonus will be paid. Increases from 10% to less than 14% will result in payment of a $225,000 bonus to each member of the Executive Committee. Increases from 14% to less than 16% will result in payment of a $300,000 bonus to each Executive Committee member. Increases of 16% or more will result in payment of a $375,000 bonus to each member of the Executive Committee.

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

                                      Executive Committee &
  Compensation Committee              Stock Option Committee
  -----------------------             ----------------------
  Rawles Fulgham                      Irvin L. Levy
  Jerrold M. Trim                     Lester A. Levy
  Thomas B. Walker, Jr.               Milton P. Levy, Jr.

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

   NCH's Board of Directors (with the subject members abstaining) determines the salaries of Messrs. Irvin, Lester, and Milton Levy after recommendation of the Compensation Committee, whose members are Rawles Fulgham,
  Jerrold M. Trim, and Thomas B. Walker, Jr.

  Executive Compensation

   The following table summarizes the compensation paid to Messrs. Irvin, Lester, and Milton Levy, who together hold the office of the Executive Committee, and to NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1995) for services rendered in all capacities to NCH during the fiscal years ended April 30, 1995, 1994, and 1993.

                      SUMMARY COMPENSATION TABLE

  Name and                  Annual Compensation (1)  All Other
  Principal       Fiscal    -----------------------  Compensa-
  Positions       Year      Salary (2)     Bonus     tion (3)
  ---------       ------    ------------   --------  ---------

  Irvin L. Levy,
  President       1995       $ 857,539     $300,000    $3,700
                  1994         815,734            -     6,016
                  1993         794,029            -     5,184

  Lester A. Levy,
  Chairman of
  the Board       1995         863,572      300,000     3,700
                  1994         822,635            -     5,316
                  1993         748,082            -     5,184

  Milton P. Levy,
  Jr., Chairman
  of the
  Executive
  Committee    1995            865,936      300,000     3,700
               1994            963,877            -     6,016
               1993          1,042,078            -     5,184

  Thomas F. Hetzer,
  Vice President
  - Finance    1995            170,732       10,000     3,700
               1994            153,410        5,725     3,416
               1993            135,954       17,000     4,204

  Glen L. Scivally,
  Vice President
  & Treasurer  1995            164,927       10,000     3,700
               1994            151,352        5,250     3,421
               1993            134,124       15,750     4,571

  -------------------

  1) Certain of NCH's executive officers receive personal benefits in addition to annual salary and bonus. The aggregate amounts of the personal benefits, however, do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer.

  (2) Includes compensation for services as a director (other than Mr. Hetzer and Mr. Scivally).

  (3) The amounts included in this column were contributed to the accounts of the executives included in the table under NCH's qualified profit sharing and savings plan.


  Retirement Agreements

     NCH has entered into retirement agreements allowing retirement at any time after age 59-1/2 with Messrs. Irvin, Lester, and Milton Levy that provide for lifetime monthly payments and guarantee 120 monthly payments beginning at death, retirement, or disability. Payments under these agreements will be $385,000 per year for Messrs. Irvin L. Levy and Lester A. Levy and $535,000 per year for Mr. Milton
  P. Levy, Jr., subject to adjustment each year after 1993 for increases in the United States Consumer Price Index for the preceding year.



                         CERTAIN TRANSACTIONS

     NCH entered into split dollar life insurance agreements with the sons and former son-in-law of Lester A. Levy and sons of Irvin L. Levy who are, or were, NCH employees concerning the purchase of life insurance policies insuring Irvin L. Levy, Lester A. Levy, and Milton P. Levy, Jr. The impact of these policies on after-tax earnings of NCH was $42,000 in fiscal 1995. The insurance provides benefits to the above indicated employees (or child of a former employee) totalling $10,000,000 on the death of combinations of insureds. NCH has been granted a security interest in the cash value of each policy to the extent of the sum of premium payments made by NCH. These arrangements are designed so that if the assumptions made as to mortality experience, policy earnings, and other factors are realized, then NCH will recover all of its premium payments.

     The purpose of the arrangement in addition to providing benefits to the employees is to provide cash to the families of Messrs. Lester and Irvin Levy at the approximate time of death of the senior Levys to avoid their Common Stock being forced on to the market at a potentially inappropriate time.


           FIVE YEAR COMPARISON OF CUMULATIVE TOTAL RETURN

     The following graph presents NCH's cumulative stockholder return during the period beginning April 30, 1990, and ending April 30, 1995. NCH is compared to the S&P 500 and a peer group consisting of companies that collectively represent lines of business in which NCH competes. The companies included in the peer group index are Betz Laboratories, Inc., The Dexter Corporation, Ecolab Inc., Lawson Products, Inc., Nalco Chemical Company, National Service Industries, Inc., Petrolite Corporation, Premier Industrial Corporation, Quaker Chemical Corporation, Safety-Kleen Corp., and Snap-On Tools Corporation. Each index assumes $100 invested at the close of trading on April 30, 1990, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.














  [STOCK PERFORMANCE GRAPH FILED UNDER COVER OF FORM S-E]





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

                         SECURITY OWNERSHIP OF
                 PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of NCH's Common Stock as of June 1, 1995, by: (i) persons known to management to beneficially own more than 5% of NCH's Common Stock; (ii) each director and nominee for director; (iii) the three persons holding the office of the Executive Committee and NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1994); and
  (iv) all directors and executive officers of NCH as a group. Except as noted below, each person included in the table has sole voting and investment power with respect to the shares that the person beneficially owns.


  Name of                 Amount & Nature of            Percent
  Beneficial Owner        Beneficial Ownership          of Class
  ----------------        --------------------          --------
  Robert L. Blumenthal               2,683                  *
  Rawles Fulgham (1)                 2,000                  *
  Thomas F. Hetzer                       0                  -
  Irvin L. Levy (2)(3)           1,560,054              18.8%
  Lester A. Levy (2)(4)          1,497,378              18.2%
  Milton P. Levy, Jr. (2)(5)     1,119,158              13.5%
  Glen L. Scivally                       0                  -
  Jerrold M. Trim (6)                    0                  -
  Thomas B. Walker, Jr.             10,000                  *

  All directors and
  executive officers
  as a group (12 people)         4,201,316              50.5%

  Systematic Financial
  Management, Inc.,
  Cash Flow Investors,
  Inc., and Kenneth S.
  Hackel as a group (7)            496,686               6.0%

  -------------------------

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

  (3) Irvin L. Levy owns a life estate interest in 1,000,000 shares included in the table over which he has sole voting and investment power, and his children own a remainder interest in such 1,000,000 shares. The table includes the following shares, beneficial ownership of which Irvin L. Levy disclaims: 27,481 shares held as trustee for his grandnephews and grandniece over which he has sole voting and investment power, and 29,000 shares held as cotrustee with his brothers for a family trust over which he shares voting and investment power.

  (4) Lester A. Levy owns a life estate interest in 625,194 shares included in the table over which he has sole voting and investment power, and his children own a remainder interest in such 625,194 shares. The table includes the following shares, beneficial ownership of which Lester A. Levy disclaims: 19,261 shares held as trustee for his grandnieces over which he has sole voting and investment power, and 29,000 shares held as cotrustee with his brothers for a family trust over which he shares voting and investment power.

  (5) The table includes the following shares beneficial ownership of which Milton P. Levy, Jr. disclaims:
     34,448 shares owned by his wife over which he has no voting or investment power, 29,000 shares held as trustee with his brothers for a family trust over which he shares voting and investment power, and 2,106 shares held as cotrustee with his daughters for their benefit over which he shares voting and investment power.

  (6) Windsor Association, Inc., of which Mr. Trim is president, has a corporate policy against its employees owning any publicly traded securities.

  (7) Systematic Financial Management, Inc., Cash Flow Investors, Inc. and Kenneth S. Hackel report their address as Two Executive Drive, Fort Lee, New Jersey 07024. They report that Systematic Financial Management, Inc. has sole dispositive power over 487,486 shares and shared voting power over 30,745 shares and sole voting power of 0 shares, and Cash Flow Investors, Inc. has sole dispositive power over 9,200 shares and shared voting power over 9,200 shares and sole voting power of 0 shares. Mr. Hackel is an affiliate of Systematic Financial Management, Inc. and Cash Flow Investors, Inc.

                         SELECTION OF AUDITORS

     The Board of Directors has appointed KPMG Peat Marwick LLP, Certified Public Accountants, to continue to be the principal independent auditors of NCH, subject to stockholder ratification at the Meeting. A representative of that firm has been requested to be present at the Meeting and will have an opportunity to make a statement if the representative desires to do so and to respond to appropriate questions.


                       PROPOSALS OF STOCKHOLDERS

     Stockholders of NCH who intend to present a proposal for action at the 1996 Annual Meeting of Stockholders of NCH must notify NCH's management of such intention by notice received at NCH's principal executive offices not less than 120 days in advance of June 20, 1996, for such proposal to be included in NCH's proxy statement and form of proxy relating to such meeting.


                             ANNUAL REPORT

     The Annual Report for the year ended April 30, 1995, is being mailed to stockholders with this Proxy Statement. The Annual Report is not to be regarded as proxy soliciting material. NCH will provide without charge to each stockholder to whom this Proxy Statement and the accompanying form of proxy are sent, on the written request of such person, a copy of NCH's annual report on Form 10-K for the fiscal year ended April 30, 1995, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission. Requests should be directed to NCH Corporation, Attention: Secretary, P. O. Box 152170, Irving, Texas 75015.
                         /s/ Irvin L. Levy
                         -----------------
                         Irvin L. Levy,
                         President

  Irving, Texas
  Dated:  June 20, 1995

  PROXY CARD


                            NCH CORPORATION


            ANNUAL MEETING OF STOCKHOLDERS - JULY 27, 1995
      THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS


  The undersigned, revoking all prior proxies, hereby appoints James H. Stone, Tom Hetzer, and Joe Cleveland, and any one or more of them, proxy or proxies, with full power of substitution in each, and hereby authorizes them to vote for the undersigned and in the undersigned's name, all shares of common stock of NCH Corporation (the "Company") standing in the name of the undersigned on June 1, 1995, as if the undersigned were personally present and voting at the Company's annual meeting of stockholders to be held on July 27, 1995, in Dallas, Texas, and at any adjournment thereof, upon the matters set forth on the reverse side hereof.

  This proxy when properly executed will be voted in the manner directed herein by the undersigned stockholder. IF NO DIRECTION IS MADE, THEN THIS PROXY WILL BE VOTED FOR PROPOSALS 1 AND 2, AND IN THE PROXIES' DISCRETION ON ALL OTHER MATTERS THAT MAY PROPERLY COME BEFORE THE ANNUAL MEETING, INCLUDING MATTERS INCIDENT TO THE CONDUCT OF SUCH MEETING.









           (Continued and to be signed on the reverse side)

  /X/ Please mark your votes as in this example.


                               FOR     WITHHOLD AUTHORITY
  1. Election of Directors     / /            / /

  Nominees: Rawles Fulgham and Lester A. Levy

  Instruction: To withhold authority to vote for all nominees, mark the Withhold Authority box. To withhold authority to vote for any individual nominee, write the nominee's name on the line above.

  2. Proposal to ratify the appointment of KPMG Peat Marwick as independent auditors of NCH Corporation:

  FOR / / AGAINST / / ABSTAIN / /

  3. In their discretion, the proxies are authorized to vote upon any other matters that may properly come before the meeting or any adjournment thereof, subject to the limitations set forth in the applicable regulations under the Securities Exchange Act of 1934.


  DATED:                                          , 1995
          ---------------------------------------

          ---------------------------------------

          SIGNATURE



          ---------------------------------------

          SIGNATURE IF HELD JOINTLY



  NOTE: Please sign exactly as name appears hereon. Joint owners should each sign. When signing as attorney, executor, administrator, trustee, guardian, officer or partner, please indicate full title and capacity.