Form 10-Q
period 1995-07-31
NCH CORP
filed 1995-09-15
CIK 69960

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended July 31, 1995     Commission file number 1-5838
                  -------------                            ------


                         NCH CORPORATION
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          DELAWARE                            75-0457200
------------------------------          --------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


     P.O. Box 152170
     2727 Chemsearch Blvd.
     Irving, TX                               75015-2170
--------------------------------        --------------------------
(Address of principal                         (Zip Code)
executive offices)

Registrant's telephone number,
include area code                          (214) 438-0211
                                        ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X         No
                                        ------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                         Outstanding at September 1, 1995
--------------------------    --------------------------------
Common Stock, $1 par value              8,140,087
--------------------------              ---------

                                NCH CORPORATION

                                     INDEX



                                                                       Page No.
                                                                       --------

Part I.          Financial Information:

    Consolidated Balance Sheets --
              July 31, 1995 and April 30, 1995                                3

          Consolidated Statements of Income --
               Three Months Ended July 31, 1995 and 1994                      4

          Consolidated Statements of Cash Flows --
              Three Months Ended July 31, 1995 and 1994                       5

    Notes to Consolidated Financial Statements                                6

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations              7 - 12


Part II.         Other Information                                           13

                        NCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (In Thousands Except Share and Per Share Data)
                                  (Unaudited)

                                               July 31,   April 30,
                                                1995        1995
                                               --------   --------
Assets
Current Assets
 Cash and cash equivalents                      $ 21,753   $ 16,264
 Marketable securities                            97,800    112,074
 Accounts receivable, net                        149,507    147,333
 Inventories                                     111,164    105,864
 Prepaid expenses                                 11,020      6,669
 Deferred income taxes                            16,579     15,853
                                                --------   --------
    Total Current Assets                         407,823    404,057
                                                --------   --------
Property, Plant and Equipment                    192,672    187,030
 Accumulated depreciation                        104,840    101,812
                                                --------   --------
                                                  87,832     85,218
                                                --------   --------
Deferred Income Taxes                             24,028     23,940
                                                --------   --------
Other                                             15,380     15,922
                                                --------   --------
    Total                                       $535,063   $529,137
                                                ========   ========

Liabilities and Stockholders' Equity
Current Liabilities
 Notes payable to banks                         $  4,626   $  5,405
 Current maturities of long-term debt              2,259      2,203
 Accounts payable                                 58,896     54,330
 Accrued expenses                                 29,543     27,464
 Income taxes payable                             21,253     24,148
 Dividends payable                                 2,448      2,493
    Total Current Liabilities                    119,025    116,043
                                                --------   --------
Long-Term Debt, less current maturities            4,761      4,761
                                                --------   --------
Retirement and Deferred Compensation Plans        94,343     92,157
                                                --------   --------
Stockholders' Equity
 Common stock, par value $1 per share, authorized
    20,000,000 shares.  Issued 11,769,304
    shares                                        11,769     11,769
 Additional paid-in capital                        7,449      7,348
 Retained earnings                               416,687    410,932
 Foreign currency translation adjustment         (15,395)   (18,412)
 Unrealized (losses) gains on investments            435       (255)
                                                --------   --------
                                                 420,945    411,382
 Less treasury stock
    (3,610,589 and 3,458,202 shares)             104,011     95,206
                                                --------   --------
                                                 316,934    316,176
                                                --------   --------
    Total                                       $535,063   $529,137
                                                ========   ========

The accompanying notes are an integral part of these financial statements.

                     NCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)



                                     Three Months Ended July 31,
                                     ---------------------------
                                            1995       1994
                                         ---------   --------
Net Sales                               $192,153     $178,728
                                        --------     --------
Operating Expenses
  Cost of sales, including
     warehousing & commissions           101,743       94,512
  Marketing & administrative expenses     76,860       71,156
                                        --------     --------
                                         178,603      165,668
                                        --------     --------
Operating Income                          13,550       13,060

Other (Expenses) Income
  Revaluation of foreign currencies          116         (419)
  Net interest                               240          640
                                        --------     --------
Income before Income Taxes                13,906       13,281

Provision for Income Taxes                 5,703        5,455
                                        --------     --------
Net Income                              $  8,203     $  7,826
                                        ========     ========
Average Number of
  Shares Outstanding                       8,239        8,279
                                           =====        =====
Earnings Per Share                         $1.00        $ .95
                                           =====        =====
Cash Dividend Paid Per Share               $ .30        $ .25
                                           =====        =====
Cash Dividend Declared Not Paid            $ .30        $ .25
                                           =====        =====


The accompanying notes are an integral part of these financial statements.

                        NCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)
                                              Three Months Ended
                                                  July 31,
                                             -----------------------
                                                  1995       1994
                                                --------   --------
Cash Flows from Operating Activities
     Net Income                                $  8,203  $  7,826
     Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization               3,417     3,340
      Provision for losses on accounts receivable 2,003     1,963
      Deferred income taxes                      (1,001)   (1,049)
      Retirement and deferred compensation plans  2,027       669
      Other noncash items                          (112)     (113)
      Change in assets and liabilities, excluding
            net assets acquired in the purchase
            of businesses:
         Accounts receivable                     (1,630)   (1,242
         Inventories                             (4,527)   (5,142)
         Prepaid expenses                        (4,441)   (2,831)
         Accounts payable, accrued expenses and
            income taxes payable                  2,293     1,220
         Other noncurrent assets                   (552)     (308)
                                               --------  --------
      Net cash provided by operating activities   5,680     4,333
                                               --------  --------
Cash Flows from Investing Activities
     Sales of property, plant and equipment         221       505
     Purchases of property, plant and equipment  (5,303)   (3,477)
     Redemptions of marketable securities        17,468     9,376
     Purchases of marketable securities          (2,132)   (4,728)
     Other                                       (1,012)   (1,018)
                                                --------  --------
      Net cash provided in investing activities   9,242       658
                                                --------  --------
Cash Flows from Financing Activities
     Proceeds from notes payable                  2,442     1,603
     Payments of notes payable                   (3,443)   (2,408)
     Payments of long-term debt                       -        (3)
     Borrowing of cash surrender values           1,887     1,708
     Payments of dividends                       (2,493)   (2,069)
     Purchases of treasury stock                 (8,881)        -
     Proceeds from exercise of stock options         37        34
                                               --------  --------
      Net cash used in financing activities     (10,451)   (1,135)
                                               --------  --------
Effect of Exchange Rate Changes on Cash
     and Cash Equivalents                         1,018       405
                                               --------  --------
Net Increase in Cash and Cash Equivalents         5,489     4,261

Cash and Cash Equivalents at Beginning of Year   16,264    18,754
                                               --------  --------
Cash and Cash Equivalents at End of Period     $ 21,753  $ 23,015
                                               ========  ========

The accompanying notes are an integral part of these financial statements.

                     NCH CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


1.   Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of July 31, 1995, and April 30, 1995, the results of its operations for the three months ended July 31, 1995 and 1994, and cash flows for the three months then ended.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1995 NCH
Corporation Report to the Shareholders, which is included in Part
II of Form 10-K.

The results of operations for the three month period ended July
31, 1995, are not necessarily indicative of the results to be expected for the full year.


2.   Inventories
     -----------

Inventories consisted of the following (in thousands of dollars):

                      July 31,   April 30,
                        1995       1995
                     ---------   ---------

Raw Materials         $ 14,877    $ 15,551
Finished Goods          94,065      88,089
Sales Supplies           2,222       2,224
                      --------    --------
                      $111,164    $105,864
                      ========    ========


3.   Earnings Per Common Share
     -------------------------

Earnings per common share are based upon the weighted average number of common shares outstanding during the period.

4.   Supplemental Cash Flow Information
     -----------------------------------

Cash payments for interest for the three months ended July 31, 1995 and 1994, were approximately $607,000 and $424,000, respectively.  Cash payments for income taxes were approximately
$8,771,000 and $6,543,000 for the same periods, respectively.

                     NCH CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

In the fiscal quarter ended July 31, 1995, working capital increased to $288.8 million from $288.0 million at April 30, 1995, and the current ratio was 3.4 to 1 at July 31, 1995, compared to 3.5 to 1 at April 30, 1995. The total of cash, cash equivalents and marketable securities decreased by $8.7 million in the fiscal quarter to $119.6 million at July 31, 1995, as shown on the Consolidated Balance Sheets. Net cash flows from operations totaled $5.7 million. Principal uses of cash consisted of treasury stock purchases of $8.9 million, net capital expenditures of $5.1 million and payment of dividends of $2.5 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries increased as a result of the change in the Company's composite spot rate at May 31, 1995, compared to February 28, 1995. This is reflected by the foreign currency translation component of stockholders' equity, which changed from an $18.4 million reduction of equity at April 30, 1995, to a $15.4 million reduction of equity at July 31, 1995.

Accounts receivable and inventories increased by $2.2 million and $5.3 million, respectively, in the quarter ended July 31, 1995, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first fiscal quarter was to increase the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable decreasing by $.4 million and inventories increasing by $4.5 million during the quarter. Inventory levels increased in the Company's domestic operations, due to higher inventory requirements as a result of a long-term trend of increasing sales and expansion of the domestic product line.

Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $2.3 million when measured exclusive of the effect of exchange rate changes, but increased by $3.8 million as reported on the Consolidated Balance Sheets. Accounts payable increased primarily in the Company s European operations as a result of increased inventory levels in the current year as compared to the prior year. This increase was partially offset by a decrease in domestic income taxes payable, due to normal timing differences in the amounts of tax payments in the current quarter compared to the preceding quarter.

Net expenditures for property, plant and equipment amounted to $5.1 million for the quarter ended July 31, 1995, and consisted of the installation and update of worldwide computer systems and other normal additions of data processing and operating equipment. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to increase those reported values.

Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased exclusive of the effect of exchange rate changes by $1.0 million during the three months ended July 31, 1995. The decrease was due primarily to the maturation and repayment of a short-term loan in one of the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, showing a smaller decrease of $.7 million.

A regular quarterly dividend of $.30 per share, declared by the directors of the Company on April 12, 1995, was paid on June 15, 1995, amounting to $2.5 million. On July 27, 1995, the directors of the Company declared a regular quarterly dividend of $.30 per share, payable September 15, 1995, to shareholders of record September 1, 1995.


Operating Results
-----------------

First Quarter Comparison - Prior Year

Net sales for the first quarter of fiscal 1995 increased 8%
to $192.2 million in the current year as compared with $178.7 million reported in the same quarter of the last fiscal year.

Domestically, net sales in the first quarter of the current year remained even with the first quarter of the prior year. International net sales, when measured on a local country currency basis, increased approximately 9%. When reported in U.S. dollars, international net sales in the first quarter of the current year increased 17% as compared to the first quarter of the prior year.

Operating expenses as a percent of net sales increased slightly in the current quarter to 92.9% of net sales compared to 92.7% in the first quarter last year. As a result, operating income before other expenses and income taxes for the quarter ended July 31, 1995, was 7.1% of net sales compared to 7.3% of net sales for the quarter ended July 31, 1994.

In the three months ended July 31, 1995, net interest income was $.2 million compared to $.6 million in the same quarter of the prior year. Revaluation of foreign currencies was a gain of $.1 million in the first quarter of the current year compared to a loss of $.4 million in the same period of the prior year.

Provision for income taxes was 41.0% of pre-tax income in the first quarter of the current year compared to 41.1% of pre-tax income in the prior year. Net income for the quarter ended July 31, 1995, was 4.3% of net sales compared to 4.4% of net sales in the quarter ended July 31, 1994.


First Quarter Comparison - Preceding Quarter

Net sales of $192.2 million for the first quarter of fiscal
1996 were 4% higher than the $185.2 million net sales reported in the fourth quarter of fiscal 1995. International net sales were 11% higher when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes, while domestic net sales were 2% lower than the fourth quarter of the prior year.

Operating expenses as a percent of net sales were 92.9% in the current quarter compared to 92.1% in the fourth quarter of the last fiscal year. Operating expenses in the domestic operations were higher as a percent of net sales due to normal quarter-to-quarter sales and expense fluctuations. As a result, operating income before other expenses and income taxes for the quarter ended July 31, 1995, was 7.1% of net sales compared to 7.9% of net sales for the quarter ended April 30, 1995.

Net interest income in the three months ended July 31, 1995, amounted to $.2 million compared to $.3 million in the three months ended April 30, 1995. Gain on revaluation of foreign currencies was $.1 million in the first quarter of the current year compared to $.5 million in the fourth quarter of the prior year.

Provision for income taxes in the quarter ended July 31, 1995, amounted to 41.0% of pre-tax income compared to 35.1% of pre-tax income in the quarter ended April 30, 1995. The lower overall tax rate in the fourth quarter of the prior year was due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended July 31, 1995, was 4.3% of net sales compared to 5.4% of net sales in the quarter ended April 30, 1995.

                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended July 31, 1995.




                                 SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            NCH Corporation
                                            ---------------
                                            (Registrant)



Date     September 12, 1995                 /s/ Tom Hetzer
         ------------------                 ----------------
                                            Tom Hetzer
                                            Vice President - Finance
                                            (Principal Accounting
                                            Officer)