Form 10-Q
period 1995-10-31
NCH CORP
filed 1995-12-08
CIK 69960

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended October 31, 1995 Commission file number 1-5838
                  ----------------                        ------

                        NCH CORPORATION
----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


          DELAWARE                           75-0457200
-------------------------------         -------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


P.O. Box 152170
2727 Chemsearch Blvd.
Irving, TX                                   75015-2170
-------------------------------         --------------------
(Address of principal                        (Zip Code)
executive offices)

Registrant's telephone number, include area code  (214) 438-0211
                                                  ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class               Outstanding at December 1, 1995
--------------------------    -------------------------------
Common Stock, $1 par value              8,039,514
--------------------------    -------------------------------

                              NCH CORPORATION

                                   INDEX



                                                       Page No.
                                                       --------
Part I.   Financial Information:

Consolidated Balance Sheets --
     October 31, 1995 and April 30, 1995                    3

Consolidated Statements of Income --
     Three Months and Six Months
          Ended October 31, 1995 and 1994                   4

Consolidated Statements of Cash Flows --
     Six Months Ended October 31, 1995 and 1994             5

Notes to Consolidated Financial Statements              6 - 7

Management's Discussion and Analysis of
     Financial Condition and Results of Operations     8 - 12


Part II.  Other Information                                13


                     NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
              (In Thousands Except Share and Per Share Data)
                                (Unaudited)
                                   October 31,     April 30,
                                      1995           1995
                                   -----------    ----------
Assets
Current Assets
  Cash and cash equivalents          $ 23,763       $ 16,264
  Marketable securities                93,727        112,074
  Accounts receivable, net            145,646        147,333
  Inventories                         113,343        105,864
  Prepaid expenses                      9,438          6,669
  Deferred income taxes                16,673         15,853
                                     --------       --------
     Total Current Assets             402,590        404,057
                                     --------       --------

Property, Plant and Equipment         194,603        187,030
  Accumulated depreciation            106,697        101,812
                                     --------       --------
                                       87,906         85,218
                                     --------       --------
Deferred Income Taxes                  24,489         23,940
                                     --------       --------
Other                                  16,005         15,922
                                     --------       --------
          Total                      $530,990       $529,137
                                     ========       ========

Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable to banks             $  5,117       $  5,405
  Current maturities of
     long-term debt                     3,183          2,203
  Accounts payable                     51,980         54,330
  Accrued expenses                     29,963         27,464
  Income taxes payable                 20,535         24,148
  Dividends payable                    10,503          2,493
                                     --------       --------
          Total Current Liabilities   121,281        116,043
                                     --------       --------

Long-term Debt, less
  current maturities                    3,797          4,761
                                     --------       --------
Retirement and Deferred
  Compensation Plans                   96,139         92,157
                                     --------       --------
Stockholders' Equity
  Common stock, par value
     $1 per share, authorized
     20,000,000 shares.  Issued
     11,769,304 shares                 11,769         11,769
  Additional paid-in capital            7,522          7,348
  Retained earnings                   416,771        410,932
  Foreign currency translation
     adjustment                       (18,217)       (18,412)
  Unrealized (losses) gains on
     investments                          374           (255)
                                     --------       --------
                                      418,219        411,382

Less treasury stock
     (3,689,891 and 3,458,202
     shares)                          108,446         95,206
                                     --------       --------
                                      309,773        316,176
                                     --------       --------
               Total                 $530,990       $529,137
                                     ========       ========

The accompanying notes are an integral part of these financial statements.

                     NCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)
                            Three Months        Six Months
                          Ended October 31,  Ended October 31,
                         ------------------  -----------------
                           1995      1994      1995      1994
                         --------  --------  --------  --------
Net Sales                $194,424  $184,641  $386,577  $363,369
                         --------  --------  --------  --------
Operating Expenses
Cost of sales, including
warehousing and
commissions               102,659    98,223   204,402   192,735
Marketing & administrative
expenses                   73,988    69,632   150,848   140,788
                         --------  --------  --------  --------
                          176,647   167,855   355,250   333,523
                         --------  --------  --------  --------
Operating Income           17,777    16,786    31,327    29,846

Other (Expenses) Income
Revaluation of
foreign currencies           (178)      738       (62)      319
Net interest                  368     1,083       608     1,723
                         --------  --------  --------  --------
Income before Income
  Taxes                    17,967    18,607    31,873    31,888

Provision for Income
  Taxes                     7,379     7,903    13,082    13,358
                         --------  --------  --------  --------
Net Income               $ 10,588  $ 10,704   $18,791  $ 18,530
                         ========  ========  ========  ========

Weighted Average Number of
Shares Outstanding          8,140     8,286     8,194     8,283
                            =====     =====     =====     =====
Earnings Per Share          $1.30     $1.29     $2.29     $2.24
                            =====     =====     =====     =====
Cash Dividend Paid Per
  Share                     $ .30     $ .25     $ .60     $ .50
                            =====     =====     =====     =====
Cash Dividend Declared
  Not Paid                  $1.30     $1.30     $1.30     $1.30
                            =====     =====     =====     =====
The accompanying notes are an integral part of these financial statements.

                     NCH CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              (In Thousands)
                                (Unaudited)

                                               Six Months Ended
                                                   October 31,
                                             ------------------
                                               1995       1994
                                             --------   --------
Cash Flows from Operating Activities
  Net income                                 $ 18,791   $18,530
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization              7,048     6,761
     Provision for losses on accounts
        receivable                              4,102     3,736
     Deferred income taxes                      1,358    (2,396)
     Retirement and deferred compensation plans   777     2,715
     Other non-cash items                        (307)   (1,100)
     Change in assets and liabilities,
     excluding net assets acquired in the
     purchase of businesses:
       Accounts receivable                     (1,600)      288
       Inventories                             (7,342)  (12,357)
       Prepaid expenses                        (2,744)   (2,808)
       Current liabilities, accounts payable,
          accrued expenses and income taxes
          payable                              (3,805)    6,891
       Other non-current assets                (1,160)     (754)
                                              -------   -------
     Net cash provided by operating
      activities                               15,118    19,506
                                              -------   -------
Cash Flows from Investing Activities
  Sales of property, plant and equipment          350     1,320
  Purchases of property, plant and equipment   (9,397)   (6,562)
  Redemptions of marketable securities         24,390    20,733
  Purchases of marketable securities           (5,074)  (28,477)
  Other                                        (1,012)   (1,018)
                                              -------   -------
     Net cash provided (used) in investing
      activities                                9,257   (14,004)
                                              -------   -------
Cash Flows from Financing Activities
  Proceeds from notes payable                   2,834     1,927
  Payments of notes payable                    (3,202)   (6,531)
  Additional long term debt                         -       296
  Payments of long-term debt                      (39)        -
  Borrowing of cash surrender values            1,887     1,708
  Payments of dividends                        (4,942)   (4,133)
  Purchase of treasury stock                  (13,372)        -
  Proceeds from exercise of stock options         130       669
                                              -------   -------
     Net cash used in financing activities    (16,704)   (6,064)
                                              -------   -------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                           (172)    1,113

Net Increase in Cash and Cash Equivalents       7,499       551
                                              -------   -------
Cash and Cash Equivalents at Beginning of Year 16,264    18,754
                                              -------   -------
Cash and Cash Equivalents at End of Period   $ 23,763  $ 19,305
                                              =======   =======


The accompanying notes are an integral part of these financial statements.

                     NCH CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

1.   Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of October 31, 1995, and April 30, 1995, the results of its operations for the six months ended October 31, 1995 and 1994, and cash flows for the six months then ended.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1995 NCH
Corporation Report to  the Shareholders, which is included in
Part II of Form 10-K.

The results of operations for the six month period ended October
31, 1995, are not necessarily indicative of the results to be expected for the full year.


2.   Inventories
     -----------

Inventories consisted of the following (in thousands of dollars):

                                October 31,       April 30,
                                    1995            1995
                                 ---------        --------
  Raw Materials                    $14,562         $15,551
  Finished Goods                    96,488          88,089
  Sales Supplies                     2,293           2,224
                                  --------        --------
                                  $113,343        $105,864
                                  ========        ========
3.   Earnings Per Common Share
     -------------------------

Earnings per common share are based upon the weighted average number of common shares outstanding during the period.


4.   Supplemental Cash Flow Information
     ----------------------------------

Cash payments for interest for the six months ended October 31, 1995 and 1994, were approximately $1,340,000 and $2,168,000, respectively.  Cash payments for income taxes were approximately
$17,155,000 and $12,251,000  for the same periods,
respectively.

                     NCH CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

  In the six months ended October 31, 1995, working capital decreased to $281.3 million from $288.0 million at April 30, 1995, and the current ratio decreased to 3.3 to 1 at October 31, 1995, compared to 3.5 to 1 at April 30, 1995. The total of cash, cash equivalents and marketable securities decreased by $10.8 million in the first six months to $117.5 million at October 31, 1995. Net cash flow from operations totaled $15.1
million.   Principal uses of cash consisted of treasury stock
purchases of $13.4 million, net capital expenditures of $9.0 million and payment of dividends of $4.9 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

  The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries increased slightly as a result of the change in the Company's composite spot rate at August 31, 1995, compared to February 28, 1995. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $18.4 million reduction of equity at April 30, 1995, to an $18.2 million reduction of equity at October 31, 1995.

  Accounts receivable decreased by $1.7 million, and inventories increased by $7.5 million in the six months ended October 31, 1995, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first six months was to increase the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable decreasing by $2.5 million and inventories increasing by $7.3 million during the six months. The decrease in accounts receivable was primarily the result of routine seasonal fluctuations in the Company's European operations. Inventory levels increased in both the domestic and international operations, due to higher inventory requirements as a result of a long-term trend of increasing sales and expansion of the domestic product line.

  Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities decreased by $3.8 million when measured exclusive of the effect of exchange rate changes, and decreased by $3.5 million as reported on the Consolidated Balance Sheets. This decrease is primarily attributable to the decrease in domestic income taxes payable, due to normal timing differences in the amounts of tax payments in the current quarter compared to the fourth quarter of the prior year.

  Net expenditures for property, plant and equipment amounted to $9.0 million for the six months ended October 31, 1995, and consisted of the installation and update of worldwide computer systems and other normal additions of data processing and operating equipment. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to increase those reported values.

  Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased exclusive of the effect of exchange rate changes by $.4 million during the six months ended October 31, 1995. The decrease was due primarily to the maturation and net repayment of short term loans in the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, showing a smaller decrease of $.3 million.

  The directors of the Company declared a regular quarterly dividend of $.30 per share on September 13, 1995, payable December 15, 1995, to shareholders of record December 1, 1995.
On September 13, 1995, the directors of the Company also declared a special dividend of $1.00 per share of common stock payable December 15, 1995, to shareholders of record December 1, 1995. Cash dividends paid during the first six months of the fiscal year amounted to $4.9 million.



Operating Results
-----------------

Second Quarter Comparison - Prior Year

  Net sales for the second quarter increased 5% to $194.4 million in the current year as compared with $184.6 million reported in the same quarter of the last fiscal year. Domestically, net sales increased 3% from the prior year. International net sales increased 9% as reported in U.S. dollars, and when measured on a local country currency basis.

  Operating expenses, as a percent of net sales, remained the same at 90.9% in the current quarter compared to the second quarter of the prior year. Increases to cost of sales, as a percent of sales, due primarily to increased sales of products with lower profit margins in the international operations, were offset by decreases to marketing and administrative expenses, as a percent of sales, due primarily to increased sales volume. As a result, operating income before other expenses and income taxes was 9.1% of net sales for the quarters ended October 31, 1995 and 1994.

  In the quarter ended October 31, 1995, net interest income was $.4 million compared to $1.1 million in the same quarter of the prior year. Revaluation of foreign currencies amounted to a loss of $.2 million in the second quarter of the current year compared to a gain of $.7 million in the same period of the prior year, primarily due to changes in the net financial position of the Company's Brazilian subsidiaries.

  Provision for income taxes was 41.1% of pre-tax income in the second quarter of the current year compared to 42.5% of pre-tax income in the prior year. Net income for the quarter ended October 31, 1995, was 5.4% of net sales compared to 5.8% of net sales in the quarter ended October 31, 1994.


Second Quarter Comparison - Preceding Quarter

  Net sales of $194.4 million for the second quarter of fiscal 1995 were 1% higher than the $192.2 million reported in the first quarter. Domestic net sales were 12% higher in the second quarter than in the first quarter as a result of normal quarter-to-quarter sales fluctuations and strong sales activity in some of the Company's domestic operations. International net sales were 11% lower when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations. Operating expenses, as a percent of net sales, were 90.9% in the current quarter compared to 92.9% in the first quarter. Domestic operating expenses decreased as a percent of net sales primarily due to a seasonal reduction in marketing expenses in the current quarter as compared to the first quarter. As a result, operating income before other expenses and income taxes for the quarter ended October 31, 1995, was 9.1% of net sales compared to 7.1% of net sales for the quarter ended July 31, 1995.

  Net interest income in the three months ended October 31, 1995, amounted to $.4 million compared to $.2 million in the three months ended July 31, 1995. Revaluation of foreign currency amounted to a loss of $.2 million in the second quarter compared to a gain of $.1 million reported in the first quarter.

  Provision for income taxes in the quarter ended October 31, 1995, amounted to 41.1% of pre-tax income compared to 41.0% of pre-tax income in the quarter ended July 31, 1995. Net income for the quarter ended October 31, 1995, was 5.4% of net sales compared to 4.3% of net sales for the quarter ended July 31, 1995.


Six Months Comparison - Prior Year

  Net sales for the six months ended October 31, 1995, increased 6% to $386.6 million as compared with $363.4 million reported in the first six months of the last fiscal year. Domestically, net sales increased 1% in the six months compared to a year ago. International net sales increased 13% as reported in U.S. dollars and were positively affected by changes in currency translation rates. International net sales, when measured on a local country currency basis, increased approximately 9%.

  Operating expenses, as a percent of net sales, increased slightly to 91.9% for the six months of the current year compared to 91.8% for the six months of the prior year. As a result, operating income before other expenses and income taxes for the six months ended October 31, 1995, was 8.1% of net sales compared to 8.2% of net sales for the six months ended October 31, 1994.

  In the six months ended October 31, 1995, net interest income was $.6 million compared to $1.7 million in the first six months of the prior year. Revaluation of foreign currencies amounted to a loss of $.1 million in the first six months of the current year compared to a gain of $.3 million in the same period of the prior year.

  Provision for income taxes was 41.0% of pre-tax income in the first six months of the current year compared to 41.9% of pre-tax income in the prior year. Net income for the six months ended October 31, 1995 was 4.9% of net sales compared to 5.1% of net sales for the six months ended October 31, 1994.

                        PART II.  OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the six months ended October 31, 1995.




                          SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NCH Corporation
                                   ---------------
                                   (Registrant)




Date      December 8, 1995        /s/ Tom Hetzer
          -----------------        ---------------
                                   Tom Hetzer
                                   Vice President - Finance
                                   (Principal Accounting Officer)