Form 10-Q
period 1996-01-31
NCH CORP
filed 1996-03-13
CIK 69960

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended January 31, 1996 Commission file number 1-5838
                  ----------------                        ------

                        NCH CORPORATION
----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


          DELAWARE                           75-0457200
-------------------------------         -------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


P.O. Box 152170
2727 Chemsearch Blvd.
Irving, TX                                   75015-2170
-------------------------------         --------------------
(Address of principal                        (Zip Code)
executive offices)

Registrant's telephone number, include area code  (214) 438-0211
                                                  ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                Outstanding at March 5, 1996
--------------------------    -------------------------------
Common Stock, $1 par value              7,841,737
--------------------------    -------------------------------

                              NCH CORPORATION

                                   INDEX



                                                       Page No.
                                                       --------
Part I.   Financial Information:

Consolidated Balance Sheets --
     January 31, 1996 and April 30, 1995                    3

Consolidated Statements of Income --
     Three Months and Nine Months
          Ended January 31, 1996 and 1995                   4

Consolidated Statements of Cash Flows --
     Nine Months Ended January 31, 1996 and 1995            5

Notes to Consolidated Financial Statements                  6

Management's Discussion and Analysis of
     Financial Condition and Results of Operations     7 - 10


Part II.  Other Information                                11


                     NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
              (In Thousands Except Share and Per Share Data)
                                (Unaudited)
                                   January 31,     April 30,
                                      1996           1995
                                   -----------    ----------
Assets
Current Assets
  Cash and cash equivalents          $ 34,685       $ 16,264
  Marketable securities                81,328        112,074
  Accounts receivable, net            147,447        147,333
  Inventories                         109,772        105,864
  Prepaid expenses                      9,842          6,669
  Deferred income taxes                16,952         15,853
                                     --------       --------
     Total Current Assets             400,026        404,057
                                     --------       --------

Property, Plant and Equipment         196,845        187,030
  Accumulated depreciation            108,993        101,812
                                     --------       --------
                                       87,852         85,218
                                     --------       --------
Deferred Income Taxes                  25,580         23,940
                                     --------       --------
Other                                  15,625         15,922
                                     --------       --------
          Total                      $529,083       $529,137
                                     ========       ========

Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable to banks             $  7,857       $  5,405
  Current maturities of
     long-term debt                     3,725          2,203
  Accounts payable                     57,469         54,330
  Accrued expenses                     32,507         27,464
  Income taxes payable                 17,527         24,148
  Dividends payable                     2,390          2,493
                                     --------       --------
          Total Current Liabilities   121,475        116,043
                                     --------       --------

Long-term Debt, less
  current maturities                       97          4,761
                                     --------       --------
Retirement and Deferred
  Compensation Plans                   98,135         92,157
                                     --------       --------
Stockholders' Equity
  Common stock, par value
     $1 per share, authorized
     20,000,000 shares.  Issued
     11,769,304 shares                 11,769         11,769
  Additional paid-in capital            7,971          7,348
  Retained earnings                   421,701        410,932
  Foreign currency translation
     adjustment                       (17,698)       (18,412)
  Unrealized (losses) gains on
     investments                          591           (255)
                                     --------       --------
                                      424,334        411,382

Less treasury stock
     (3,801,242 and 3,458,202
     shares)                          114,958         95,206
                                     --------       --------
                                      309,376        316,176
                                     --------       --------
               Total                 $529,083       $529,137
                                     ========       ========

The accompanying notes are an integral part of these financial statements.

                     NCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)
                            Three Months        Nine Months
                          Ended January 31,  Ended January 31,
                         ------------------  -----------------
                           1996      1995      1996      1995
                         --------  --------  --------  --------
Net Sales                $195,679  $186,562  $582,256  $549,931
                         --------  --------  --------  --------
Operating Expenses
Cost of sales, including
warehousing and
commissions               102,388    98,778   306,790   291,513
Marketing & administrative
expenses                   79,808    75,308   230,656   216,096
                         --------  --------  --------  --------
                          182,196   174,086   537,446   507,609
                         --------  --------  --------  --------
Operating Income           13,483    12,476    44,810    42,322

Other (Expenses) Income
Loss on revaluation of
foreign currencies           (610)     (775)     (672)     (456)
Net interest                   63       459       671     2,182
                         --------  --------  --------  --------
Income before Income
  Taxes                    12,936    12,160    44,809    44,048

Provision for Income
  Taxes                     5,667     5,124    18,749    18,482
                         --------  --------  --------  --------
Net Income               $  7,269  $  7,036   $26,060  $ 25,566
                         ========  ========  ========  ========

Weighted Average Number of
Shares Outstanding          8,032     8,302     8,141     8,294
                            =====     =====     =====     =====
Earnings Per Share          $ .90     $ .85     $3.20     $3.08
                            =====     =====     =====     =====
Cash Dividend Paid Per
  Share                     $1.30     $1.30     $1.90     $1.80
                            =====     =====     =====     =====
Cash Dividend Declared
  Not Paid                  $ .30     $ .30     $ .30     $ .30
                            =====     =====     =====     =====
The accompanying notes are an integral part of these financial statements.

                     NCH CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              (In Thousands)
                                (Unaudited)

                                              Nine Months Ended
                                                  January 31,
                                             -------------------
                                               1996       1995
                                             --------   --------
Cash Flows from Operating Activities
  Net income                                 $ 26,060   $25,566
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization             10,965    10,256
     Provision for losses on accounts
        receivable                              6,142     6,478
     Deferred income taxes                     (3,224)   (2,807)
     Retirement and deferred
          compensation plans                    5,880     4,833
     Other non-cash items                         575      (965)
     Change in assets and liabilities,
     excluding net assets acquired in the
     purchase of businesses:
       Accounts receivable                     (4,192)   (4,071)
       Inventories                             (3,417)  (16,319)
       Prepaid expenses                        (3,112)   (1,863)
       Current liabilities, accounts payable,
          accrued expenses and income taxes
          payable                                 467    13,592
       Other non-current assets                (1,012)     (850)
                                              -------   -------
     Net cash provided by operating
      activities                               35,132    33,850
                                              -------   -------
Cash Flows from Investing Activities
  Sales of property, plant and equipment          534     1,755
  Purchases of property, plant and equipment  (13,365)   (9,840)
  Redemptions of marketable securities         41,420    43,039
  Purchases of marketable securities           (9,372)  (40,496)
  Other                                        (1,012)   (1,018)
                                              -------   -------
     Net cash provided (used) in investing
      activities                               18,205   (6,560)
                                              -------   -------
Cash Flows from Financing Activities
  Proceeds from notes payable                   7,855     3,754
  Payments of notes payable                    (5,495)  (10,465)
  Additional long term debt                         -        27
  Payments of long-term debt                   (3,245)   (1,750)
  Borrowing of cash surrender values            1,887     1,708
  Payments of dividends                       (15,394)  (14,925)
  Purchase of treasury stock                  (20,395)        -
  Proceeds from exercise of stock options       1,060     1,609
                                              -------   -------
     Net cash used in financing activities    (33,727)  (20,042)
                                              -------   -------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                         (1,189)      814
                                              -------   -------
Net Increase in Cash and Cash Equivalents      18,421     8,062

Cash and Cash Equivalents at Beginning of Year 16,264    18,754
                                              -------   -------
Cash and Cash Equivalents at End of Period   $ 34,685  $ 26,816
                                              =======   =======


The accompanying notes are an integral part of these financial statements.

                     NCH CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

1.   Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of January 31, 1996, and April 30, 1995, the results of its operations for the nine months ended January 31, 1996 and 1995, and cash flows for the nine months then ended.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1995 NCH
Corporation Report to  the Shareholders, which is included in
Part II of Form 10-K.

The results of operations for the nine month period ended January
31, 1996, are not necessarily indicative of the results to be expected for the full year.


2.   Inventories
     -----------

Inventories consisted of the following (in thousands of dollars):

                                January 31,       April 30,
                                   1996             1995
                                ----------        --------
  Raw Materials                    $14,616         $15,551
  Finished Goods                    92,222          88,089
  Sales Supplies                     2,934           2,224
                                  --------        --------
                                  $109,772        $105,864
                                  ========        ========
3.   Earnings Per Common Share
     -------------------------

Earnings per common share are based upon the weighted average number of common shares outstanding during the period.


4.   Supplemental Cash Flow Information
     ----------------------------------

Cash payments for interest for the nine months ended January 31, 1996 and 1995, were approximately $1,940,000 and $2,771,000, respectively. Cash payments for income taxes were approximately $27,781,000 and $19,134,000 for the same periods, respectively.

                     NCH CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

     In the nine months ended January 31, 1996, working capital decreased to $278.6 million from $288.0 million at April 30, 1995, and the current ratio decreased to 3.3 to 1 at January 31, 1996 compared to 3.5 to 1 at April 30, 1995. The total of cash, cash equivalents and marketable securities decreased by $12.3 million in the first nine months to $116.0 million at January 31, 1996. Net cash flow from operations totaled $35.1 million. Principal uses of cash consisted of treasury stock purchases of $20.4 million, payment of dividends of $15.4 million and net capital expenditures of $12.8 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

     The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries increased as a result of the change in the Company's composite spot rate at November 30, 1995, compared to February 28, 1995. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $18.4 million reduction of equity at April 30, 1995, to a $17.7 million reduction of equity at January 31, 1996.

     Accounts receivable increased by $.1 million, and inventories increased by $3.9 million in the nine months ended January 31, 1996, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first nine months was to increase the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable decreasing by $2.0 million and inventories increasing by $3.4 million during the nine months ended January 31, 1996. The decrease in accounts receivable was due primarily to decreased domestic accounts receivable, as a result of lower domestic sales in the third quarter compared to the fourth quarter of the prior year. This decrease was partially offset, however, by an increase in international accounts receivable, as a result of higher international sales in the third quarter compared to the fourth quarter of the prior year. Inventory levels increased in both the domestic and international operations, due to higher inventory requirements as a result of a trend of increasing sales and new products within existing product lines in several of the Company's domestic operations.

     Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $.5 million when measured exclusive of the effect of exchange rate changes, and increased by $1.6 million as reported on the Consolidated Balance Sheets. The increase in accounts payable and accrued expenses occurred in both the domestic and international operations, as a result of increased inventory purchases and timing of certain payments, and was partially offset by a decrease in income taxes payable. The decrease in income taxes payable occurred in both the domestic and international operations, due to timing differences in the amounts of tax payments in the current quarter compared to the fourth quarter of the prior year.

     Net expenditures for property, plant and equipment, amounted to $12.8 million for the nine months ended January 31, 1996, and consisted of the installation and update of worldwide computer systems and other normal additions of data processing and operating equipment. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to increase those reported values.

     Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased exclusive of the effect of exchange rate changes by $.9 million during the nine months ended January 31, 1996. The decrease was due primarily to the final payment on a French Franc denominated loan made in the U.S., and a payment on the industrial revenue bond, offset somewhat by borrowings in several of the European operations. The bank indebtedness presented in the Consolidated Balance Sheets was also affected by currency translation, showing a decrease of $.7 million.

     On January 23, 1996, the directors of the Company declared a regular quarterly dividend of $.30 per share of common stock payable March 15, 1996, to shareholders of record March 1, 1996. Cash dividends paid during the first nine months of the fiscal year amounted to $15.4 million.


Operating Results
------------------

Third Quarter Comparison - Prior Year

     Net sales for the third quarter increased 5% to $195.7 million in the current year as compared with $186.6 million reported in the same quarter of the last fiscal year.

Domestically, net sales were even with the prior year.
International net sales increased 10% as reported in U.S. dollars and were positively affected by changes in currency translation rates. International net sales, when measured on a local currency basis, increased approximately 5%.

     Operating expenses, as a percent of net sales, decreased slightly in the current quarter to 93.1% compared to 93.3% in the third quarter last year. Operating expenses decreased as a percent of net sales primarily due to improved operating ratios in the Company's international operations. As a result, operating income before other expenses and income taxes for the quarter ended January 31, 1996, was 6.9% of net sales compared to 6.7% of net sales for the quarter ended January 31, 1995.

     In the quarter ended January 31, 1996, net interest income was $.1 million compared to $.5 million in the same quarter of the prior year. Loss on revaluation of foreign currencies amounted to $.6 million in the third quarter of the current year compared to of $.8 million in the same period of the prior year.

     Provision for income taxes was 43.8% of pre-tax income in the third quarter of the current year compared to 42.1% of pre-tax income in the prior year. The increase in the overall tax rate was due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended January 31, 1996, was 3.7% of net sales compared to 3.8% of net sales in the quarter ended January 31, 1995.


Third Quarter Comparison - Preceding Quarter

     Net sales of $195.7 million for the third quarter of fiscal 1996 were 1% higher than the $194.4 million reported in the second quarter. Domestic net sales were 13% lower in the third quarter compared to the second quarter as a result of normal quarter-to-quarter sales fluctuations. International net sales in the third quarter were 19% higher compared to the second quarter as a result of normal quarter-to-quarter sales fluctuations. Operating expenses were 93.1% of net sales in the current quarter compared to 90.9% of net sales in the second quarter, primarily as a result of normal quarter-to-quarter operating ratio fluctuations in the Company's domestic operations. As a result, operating income before other expenses and income taxes for the quarter ended January 31, 1996, was 6.9% of net sales compared to 9.1% of net sales for the quarter ended October 31, 1995.

     Net interest income for the three months ended January 31, 1996, amounted to $.1 million compared to $.4 million for the three months ended October 31, 1995. Loss on revaluation of foreign currencies amounted to $.6 million in the third quarter compared to $.2 million reported in the second quarter, due primarily to a loss on translation in some of the hyper-inflationary countries as a result of changes in their net financial positions.

     Provision for income taxes in the quarter ended January 31, 1996, amounted to 43.8% of pre-tax income compared to 41.1% of pre-tax income in the quarter ended October 31, 1995. Net income for the quarter ended January 31, 1996, was 3.7% of net sales compared to 5.4% of net sales in the quarter ended October 31, 1995.


Nine Months Comparison - Prior Year

     Net sales for the nine months ended January 31, 1996, increased 6% to $582.3 million as compared with $549.9 million reported in the first nine months of the last fiscal year. Domestically, net sales increased 1% in the nine months compared to a year ago. International net sales increased 12% as reported in U.S. dollars and were positively affected by changes in currency translation rates. International net sales, when measured on a local currency basis, increased approximately 7%.

     Operating expenses, as a percent of net sales, remained even at 92.3% for the nine months of the current year compared to the same period of the prior year. In the international operations, operating expenses as a percent of net sales decreased due to increased sales volume. As a result, operating income before other expenses and income taxes, was 7.7% of net sales for both the nine months ended January 31, 1996 and 1995.

     In the nine months ended January 31, 1996, net interest income was $.7 million compared to $2.2 million in the first nine months of the prior year. Loss on revaluation of foreign currencies amounted to $.7 million in the first nine months of the current year compared to $.5 million in the same period of the prior year.

     Provision for income taxes was 41.8% of pre-tax income in the first nine months of the current year compared to 42.0% of pre-tax income in the prior year. Net income for the nine months ended January 31, 1996, was 4.5% of net sales compared to 4.6% of net sales for the nine months ended January 31, 1995.

                        PART II.  OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the nine months ended January 31, 1996.




                          SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NCH Corporation
                                   ---------------
                                   (Registrant)




Date      March 11, 1996            /s/ Tom Hetzer
          -----------------        ---------------
                                   Tom Hetzer
                                   Vice President - Finance
                                   (Principal Accounting Officer)