Form 10-K
period 1996-04-30
NCH CORP
filed 1996-07-24
CIK 69960

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1996        Commission file number 1-5838
                          --------------                               ------

                               NCH CORPORATION
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               DELAWARE                                   75-0457200
- ---------------------------------------     ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

        P.O. Box 152170
   2727 Chemsearch Boulevard
         Irving, Texas                                     75015
- ----------------------------------------    ---------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (214)438-0211
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
      Title of each class                           which registered
      -------------------                           ----------------

      COMMON STOCK, $1 PAR VALUE                  NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:        NONE
                                                           ------------------

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

                                 Approximate Aggregate
                                     Market Value*            Total Shares
                                   of Shares Held by           Outstanding
          Class                      Non-affiliates          at July 18, 1996
- --------------------------           --------------          ----------------
COMMON STOCK, $1 PAR VALUE           $ 418,789,900              7,528,807
- --------------------------           --------------          ----------------

*The approximate aggregate market value of the common stock held by non-affiliates is based on the closing price of these shares on the New York Stock Exchange on July 18, 1996.

        DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 1996 Annual Report to the Shareholders and definitive Proxy Statement relating to the Registrant's 1996 Annual Shareholders Meeting are incorporated by reference in Parts II and III of this Form 10-K.

                   DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-K                         Incorporated Document

                                   PART II

Item 5 - Market for the Registrant's          Page 32 of the 1996
Common Equity and Related Shareholder         Annual Report.
Matters.

Item 6 - Selected Financial Data.             Page 18 of the 1996
                                              Annual Report.

Item 7 - Management's Discussion and          Pages 18-20 of the 1996
Analysis of Financial Condition and           Annual Report.
Results of Operations.

Item 8 - Financial Statements and             Pages 21-32 of the 1996
Supplementary Data.                           Annual Report.


                                  PART III

Item 10 - Directors and Executive             Pages 2-4 of the Company's
Officers of the Registrant.                   Proxy Statement dated June
                                              25, 1996, in connection with
                                              its Annual Meeting to be held
                                              on July 25, 1996.

Item 11 - Executive Compensation.             Pages 4-7 of the Company's
                                              Proxy Statement dated June
                                              25, 1996, in connection with
                                              its Annual Meeting to be held
                                              on July 25, 1996.

Item 12 - Security Ownership of Certain       Pages 10-11 of the Company's
Beneficial Owners and Management.             Proxy Statement dated June
                                              25, 1996, in connection with
                                              its Annual Meeting to be held
                                              on July 25, 1996.

Item 13 - Certain Relationships and           Pages 3 and 9 of the Company's
Related Transactions.                         Proxy Statement dated June
                                              25, 1996, in connection with
                                              its Annual Meeting to be held
                                              on July 25, 1996.

                                    PART I



Item 1.  Business
         --------

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

     Qualified sales representatives are crucial to the Company's operations. In addition to industry competition, the Company competes with the entire business community for qualified sales representatives. This competition has been, and remains, severe. The Company has a required formal training program for its sales representatives consisting of in-house and field training. Turnover of new sales representatives in the first year is estimated to be approximately 82%, based on the Company's experience in the last three years. The cost of recruiting and training sales representatives was approximately $48 million, $46 million and $48 million for the years ended April 30, 1996, 1995 and 1994, respectively.

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

     As of the end of its last fiscal year the Company employed 10,543 persons. The Company employs 71 professional or technical persons on its laboratory staff ranging from Ph.D's to nongraduate chemical technicians. Although the laboratory staff spends time on research activities relating to the development of new products or services and the improvement of existing products or services, the staff is also engaged in quality control and customer service activities. Costs cannot be broken down between these various activities.
The approximate amounts spent on laboratory operations in the years ended
April 30, 1996, 1995 and 1994, were $4.6 million, $4.6 million and
$4.4 million, respectively. All laboratory costs, including research and development, are expensed as incurred.

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



     Financial information by geographic area, in thousands of dollars, follows for the years ended April 30:

                                                            Latin
                        United                Pacific &    America   Consoli-
                        States     Europe     Far East    & Canada    dated
                       --------    -------    --------    --------   --------
1996
Net Sales              $412,027   $275,353     $35,727     $49,727   $772,834
Net Income               20,341     15,247         247         472     36,307
Identifiable Assets     256,625    126,041      17,789      21,094    421,549
Corporate Assets                                                       92,855

1995
Net Sales              $408,668   $244,517     $31,837     $50,076   $735,098
Net Income (Loss)        22,294     13,354         313        (379)    35,582
Identifiable Assets     246,926    123,659      17,792      20,383    408,760
Corporate Assets                                                      120,377

1994
Net Sales              $381,949   $222,214     $28,134     $47,690   $679,987
Net Income (Loss)        20,474     12,818        (310)     (1,775)    31,207
Identifiable Assets     218,573    117,316      14,690      21,359    371,938
Corporate Assets                                                      113,285



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

Item 2.  Properties
         ----------

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

     The Company owns and occupies a total of 17 office or office/warehouse combinations in 4 states and 6 foreign countries, located in Europe and Latin America, containing approximately 679,000 square feet.

     In addition, the Company leases additional warehouse space, manufacturing plants, and office space at various locations in the United States and abroad, none of which is material in relation to the Company's overall assets.

     During the last fiscal year the Company made investments, net of dispositions, of $17,573,000 ($18,396,000 gross) in capital property, plant and equipment.

     The plants and properties owned and operated by the Company are maintained in good condition and are believed to be suitable and adequate for the next several years.

Item 3.  Legal Proceedings
         -----------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

     From time to time, the Company is named as a potentially responsible party in proceedings involving compliance with environmental laws and regulations. Currently, there are no such proceedings involving monetary sanctions pending against the Company, or proceedings, singularly or in the aggregate, involving potential damages or expenditures in excess of 10% of the current assets of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


     Executive Officers of the Registrant
     ------------------------------------

     The following are the executive officers of the Company as of June 1, 1996:

Name                        Office                                      Age
- ----                        ------                                      ---
Lester A. Levy            Chairman of the Board; Director               73

Milton P. Levy, Jr.       Chairman of the Executive Committee;
                          Director                                      70

Irvin L. Levy             President; Director                           67

Earl Nicholson            Senior Vice President                         74

James A. Stone            Senior Vice President                         74

Joe Cleveland             Vice President and Secretary                  62

Tom Hetzer                Vice President - Finance                      59

Glen Scivally             Vice President and Treasurer                  55



Messrs. Lester A. Levy, Milton P. Levy, Jr. and Irvin L. Levy are brothers. Each of the Company's executive officers has been an executive officer of the registrant for more than five years as his principal employment.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and
         ---------------------------------------------
         Related Stockholder Matters
         ---------------------------


     Market and Dividend Information, appearing on page 32 of the 1996 Annual Report, is incorporated by reference herein.




Item 6.  Selected Financial Data
         -----------------------


     Selected Financial Data, appearing on page 18 of the 1996 Annual Report, is incorporated by reference herein.




Item 7.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 18-20 of the 1996 Annual Report, is incorporated by reference herein.




Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     The Financial Statements and Supplementary Data, appearing on pages 21-32 of the 1996 Annual Report, is incorporated by reference herein.




Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

     None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     Information on directors of the registrant, found on pages 2-4 of the Company's Proxy Statement dated June 25, 1996, in connection with its Annual Meeting to be held July 25, 1996, is incorporated by reference herein.

     Information on executive officers of the registrant, found on page 10 of this report, is incorporated by reference herein.


Item 11. Executive Compensation
         ----------------------

     Information on executive compensation and transactions, found on pages 8-9 of the Company's Proxy Statement dated June 25, 1996, in connection with its Annual Meeting to be held July 25, 1996, is incorporated by reference herein.




Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     Information on security ownership of principal stockholders and management, found on pages 11-12 of the Company's Proxy Statement dated June 25, 1996, in connection with its Annual Meeting to be held on July 25, 1996, is incorporated by reference herein.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     Information on certain relationships and related transactions, found on pages 3 and 9 of the Company's Proxy Statement dated June 25, 1996, in connection with its Annual Meeting to be held on July 25, 1996, is incorporated by reference herein.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a)(1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report on pages 16-17. The information set forth on pages 16-17 of this report is incorporated by reference. The consolidated financial statements set forth on page 16 of this report are filed as part of this Form 10-K by incorporation by reference to pages 21-32 of the 1996 Annual Report.


(a)(3) and (c): Exhibits. For a list of the exhibits filed as a part of this report, see the Index to Exhibits on page 20 of this report, which is incorporated by reference.


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 1996.


(d) Not applicable.

                                  SIGNATURES

The Issuer
- ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NCH Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, and the State of Texas, on this 7th day of June, 1996.

                                         NCH CORPORATION, Registrant

                                         By /s/ Irvin L. Levy
                                         ------------------------------------
                                               Irvin L. Levy, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NCH Corporation and in the capacities and on the date indicated.

Signature                        Capacity at Registrant             Date
- ---------                        ----------------------          -----------

/s/ Lester A. Levy               Chairman of the Board;          June 7, 1996
- -----------------------------    Director
Lester A. Levy


/s/ Milton P. Levy, Jr.          Chairman of the Executive       June 7, 1996
- -----------------------------    Committee; Director
Milton P. Levy, Jr.


/s/ Irvin L. Levy                President; Director             June 7, 1996
- -----------------------------    (Principal Executive Officer)
Irvin L. Levy


/s/ Tom Hetzer                   Vice President - Finance        June 7, 1996
- -----------------------------    (Principal Accounting Officer)
Tom Hetzer


/s/ Robert L. Blumenthal         Director                        June 7, 1996
- -----------------------------
Robert L. Blumenthal


/s/ Rawles Fulgham               Director                        June 7, 1996
- -----------------------------
Rawles Fulgham


/s/ Jerrold M. Trim              Director                        June 7, 1996
- -----------------------------
Jerrold M. Trim


Thomas B. Walker Jr. *           Director                        June 7, 1996
- -----------------------------
Thomas B. Walker Jr.

* By: /s/ Lester A. Levy
      -----------------------
      Lester A. Levy,
      as Attorney-In-Fact

                               NCH CORPORATION
                           AND SUBSIDIARY COMPANIES


                                  FORM 10-K
                 ITEMS 8, 14(a)(1) and (2) and (a)(3) and (c)

            INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


     The following consolidated financial statements are filed as part of this Form 10-K by incorporation by reference to pages 21-32 of the 1996 Annual Report.


Consolidated Financial Statements:
  Statements of Income, Years Ended April 30, 1996, 1995 and 1994 Balance Sheets, April 30, 1996 and 1995
  Statements of Cash Flows, Years Ended April 30, 1996, 1995 and 1994 Statements of Stockholders' Equity, Years Ended April 30, 1996, 1995
     and 1994
Notes to Consolidated Financial Statements
Independent Auditors' Report
Selected Unaudited Quarterly Data, Years Ended April 30, 1996 and 1995


  The following consolidated financial statement schedules of the registrant and its subsidiaries are included in Item 14(a)(2):

                                                                  Page
                                                                  ----
Consolidated Financial Statement Schedules
     Independent Auditors' Report                                  18
     II   -  Valuation and Qualifying Accounts                     19

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

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
NCH Corporation:

     Under date of June 5, 1996, we reported on the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended
April 30, 1996, as contained in the 1996 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/ KPMG Peat Marwick LLP
Dallas, Texas
June 5, 1996


                                     NCH CORPORATION AND SUBSIDIARIES

                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                              (In Thousands)


                                    Balance at    Charged to      Foreign       Deductions--    Balance
                                    Beginning     Costs and      Currency         Accounts     at End of
        Description                 of Period      Expenses     Translation     Written-Off      Period
- ---------------------------         ---------     ----------    -----------     ------------   --------
Reserves Deducted in the Balance
Sheet from Assets to Which They
Apply

Allowances for Doubtful Accounts

Year Ended April 30, 1996           $16,879         $7,697        $ (284)          $8,033       $16,259
                                    =======         ======        ======           ======       =======


Year Ended April 30, 1995           $16,469         $7,100        $  713           $7,403       $16,879
                                    =======         ======        ======           ======       =======


Year Ended April 30, 1994           $16,045         $8,568        $ (901)          $7,243       $16,469
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

Exhibit 10.1 (1) (3)   Form of 1980 Non-Qualified Stock Option
                       Plan, as amended

Exhibit 10.2 (1) (3)   Form of Non-Qualified Stock Option
                       Agreement

Exhibit 10.5 (1) (3)   Forms of Deferred Compensation
                       Agreements with Messrs. Irvin, Lester,
                       and Milton Levy

Exhibit 10.7 (3) (4)   Fourth and Fifth Amendments to Deferred Compensation
                       Agreements with Messrs. Irvin, Lester,
                       and Milton Levy

Exhibit 10.8 (3) (5)   Executive Committee Incentive Bonus Plan

Exhibit 13 (2)         Annual Report for the year ended April 30, 1996
                       (for information only and not filed)

Exhibit 21 (2)         Subsidiaries of the Registrant

Exhibit 23 (2)         Independent Auditors' Consent

Exhibit 99 (2)         Definitive Proxy Statement regarding
                       the Company's 1996 Annual Meeting of
                       Stockholders

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

(4) Incorporated herein by reference to the exhibit with the same exhibit number and designation in the Registrant's report on Form 10-K for the fiscal year ended April 30, 1995, filed with the Securities and Exchange Commission.

(5) Incorporated herein by reference to the exhibit with the same exhibit number and designation in the Registrant's report on Form 10-K for the fiscal year ended April 30, 1994, filed with the Securities and Exchange Commission.

                       NCH CORPORATION AND SUBSIDIARIES
                                  EXHIBIT 13
               ANNUAL REPORT FOR THE YEAR ENDED APRIL 30, 1996


Selected Financial Data
NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)

Years Ended April 30,

                    1996        1995        1994        1993        1992
                  --------    --------    --------    --------    --------

Net Sales         $772,834    $735,098    $679,987    $679,937    $670,805

Net Income        $ 36,307    $ 35,582    $ 31,207    $ 37,613    $ 39,435

Earnings Per
Share                $4.51       $4.29       $3.77       $4.53       $4.77

Current Ratio     3.3 to 1    3.5 to 1    3.6 to 1    3.7 to 1    3.2 to 1

Total Assets      $514,404    $529,137    $485,223    $467,376    $470,827

Long-Term
Debt              $     49    $  4,761    $  6,790    $  8,795    $ 10,472

Retirement
and Deferred
Compensation
Plans             $ 99,915    $ 92,157    $ 83,986    $ 80,026    $ 78,628

Cash Dividends
Declared
Per Share            $2.20       $2.15       $2.00       $2.00       $1.00

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ---------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------


Liquidity and Capital Resources
- -------------------------------

     In the fiscal year ended April 30, 1996, working capital decreased to $267.4 million from $288.0 million at April 30, 1995. The current ratio was 3.3 to 1 at April 30, 1996, compared to 3.5 to 1 at April 30, 1995. The total of cash, cash equivalents and marketable securities decreased by $24.5 million to $103.9 million at April 30, 1996. Net cash flow from operations totaled $48.3 million for fiscal 1996. Principal uses of cash consisted of treasury stock purchases of $37.3 million, payment of dividends of $17.7 million and net capital expenditures of $17.6 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends. Long-term and short-term indebtedness has usually been limited to the borrowing of local country currencies by the Company's international subsidiaries to finance working capital requirements, although the Company has incurred debt domestically at various times when financially advantageous.

     The Company's international subsidiaries operate on a fiscal year ending on the last day of February. At February 29, 1996, the value of the U.S. dollar had increased nominally relative to most of the currencies in which the Company's international subsidiaries operate. As a result, the reported values of both assets and liabilities of the Company's international subsidiaries decreased slightly as a result of the change in the Company's composite spot rate at February 29, 1996, compared to February 28, 1995. This is reflected by the foreign currency translation component of stockholders' equity, which increased only $.3 million to an $18.7 million reduction of equity at April 30, 1996.

     As reported on the Consolidated Balance Sheets, accounts receivable decreased by $.6 million and inventories increased by $1.0 million in the year ended April 30, 1996. The decrease in accounts receivable was primarily the result of lower sales in certain of the domestic operations during the fourth quarter of the current year compared to the previous year. The change in accounts receivable presented in the Consolidated Statements of Cash Flows excludes the effect of exchange rates on the reported asset values and shows that accounts receivable decreased by $1.9 million compared to the end of the prior year. The $1.3 million difference is primarily in Europe where accounts receivable decreased when measured on a local currency basis, but increased when reported in U.S. dollars. Inventories increased in the current year in certain of the domestic operations, due to higher inventory requirements as a result of a trend of increasing sales and new products within existing product lines in several of the Company's domestic operations.

     Accounts payable, accrued expenses and income taxes payable decreased by $3.9 million as reported on the Consolidated Balance Sheets. Accounts payable and accrued expenses increased primarily in the Company's domestic operations as a result of increased inventory purchases and timing of certain payments, and was offset by a larger decrease in income taxes payable. Income taxes payable decreased in both the domestic and international operations due to the timing of payments in the current year as compared to the prior year and decreased pre-tax income during the current year in the domestic operations.

     Net capital expenditures for property, plant and equipment, were $17.6 million for the year ended April 30, 1996. These consisted of the installation and update of worldwide computer systems, other normal additions of data processing and operating equipment, and the initial construction phases of a $4.5 million warehouse/office facility for a domestic subsidiary. Capital expenditures for the upcoming year are anticipated to be less than current year expenditures.

     Deferred tax benefits represent future income tax deductions and, therefore, impact future cash flows by reducing federal income taxes to be paid in future years in which the temporary differences are expected to be recovered or settled. Management believes the Company will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized.

     Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased $1.1 million as reported on the Consolidated Balance Sheets. During the year, short-term borrowings, primarily in Europe, were repaid, and annual debt payments on domestic borrowings were made. Of the $3.8 million in long-term debt and current maturities, $3.7 million is currently domestic borrowing, principally an industrial revenue bond, for the purpose of financing a domestic facility. This industrial revenue bond is due in 2006, but is classified as a current liability as of April 30, 1996, due to redemption provisions in the loan agreement. The remaining long-term debt and current maturities and all $7.4 million of notes payable consist of international subsidiary borrowings in local country currencies used primarily to finance working capital requirements.

     The retirement and deferred compensation plan liability on the Consolidated Balance Sheets represents compensation deferred by employees and accrued interest on such deferrals, as well as accrued retirement benefits under non-qualified retirement plans.
Deferred compensation is expensed as earned with a liability recorded for payment in future years.

     During fiscal year 1996, cash dividends paid amounted to $17.7 million ($2.20 per share) compared to $17.4 million in 1995 ($2.10 per share). The directors of the Company declared an extra cash dividend of $1.00 per share on September 13, 1995, which was paid December 15, 1995. On April 10, 1996, the directors of the Company declared a regular quarterly cash dividend of $.30 per share of Common Stock to be paid June 17, 1996, to shareholders of record June 3, 1996. As of April 30, 1996, dividends of $2.3 million had been declared, but not paid.


Operating Results
- -----------------

     Net sales of $772.8 million in fiscal 1996 were 5% higher than net sales of $735.1 million in fiscal 1995. Net sales in fiscal year 1995 were 8% higher than fiscal 1994 net sales of $680.0 million. Domestic net sales increased 7% from fiscal 1994 to 1995, and 1% from fiscal 1995 to 1996. Net sales from total international operations increased 11% from fiscal 1995 to 1996 as reported in U.S. dollars and 6% when measured on a local currency basis. Total international net sales in fiscal 1995 increased 10% from 1994 as reported in U.S. dollars and 7% when measured on a local currency basis. Net sales in Europe increased 5% on a local currency basis from fiscal 1995 to 1996, as compared to a 6% increase in local currency net sales from fiscal 1994 to 1995.
When reported in U.S. dollars, net sales in Europe increased 13% from fiscal 1995 to 1996. Net sales in the Pacific and Far East increased 9% on a local currency basis from fiscal 1995 to 1996 as compared to a 10% increase in local currency net sales from fiscal 1994 to 1995. Net sales in the Pacific and Far East increased 12% from fiscal 1995 to 1996 as reported in U.S. dollars. Net sales in Latin America and Canada increased 14% on a local currency basis from fiscal 1995 to 1996 compared to a 10% increase from 1994 to 1995. In fiscal 1996, net sales in Latin America and Canada were negatively affected by the increasing value of the U.S. dollar in relation to the currencies of Mexico and Venezuela. Net sales in Latin America and Canada as reported in U.S. dollars decreased 1% from fiscal 1995 to 1996.

     Operating income increased to $61.0 million in fiscal 1996 compared to $56.9 million in 1995 and $50.4 million in 1994. Domestic operating margins improved from fiscal 1995 to 1996, reflecting lower cost of sales and administrative expenses. Internationally, operating margins decreased slightly due to increased cost of sales and administrative expenses in fiscal 1996 compared to 1995. Operating income increased to $56.9 million in fiscal 1995 from $50.4 million in 1994. Domestically, operating margins in fiscal 1995 decreased from 1994 due to higher cost of sales and marketing expenses. International operating margins in fiscal 1995 improved due to cost reduction efforts and a turnaround in the Brazilian operation from a loss in 1994 to an operating profit in 1995.

     In fiscal year 1996, the Company reported net interest income of $1.2 million compared to net interest income of $2.5 million in 1995. There was a reduction in marketable securities during the current fiscal year which reduced interest income from the prior year. The $2.5 million in net interest income in fiscal 1995 compared to net interest income of $2.0 million in 1994.

     Loss on revaluation of foreign currencies was $.8 million in fiscal 1996 compared to a negligible gain in 1995, due to changes in the average net financial position of the Company's Latin American subsidiaries during 1996. In fiscal 1995, gain on currency revaluation was negligible compared to a loss of $.3 million in 1994. The Company enters into foreign exchange contracts and foreign currency option contracts from time to time to manage its exposure to foreign currency rate changes.

     The overall corporate tax rate for fiscal 1996 was 40.9% of pre-tax income compared to 40.2% in 1995 and 40.1% in 1994. Excluding the effect of foreign currency translation which is non-deductible, the tax rate for fiscal 1996 would be 40.4% compared to 40.2% in 1995. A reconciliation of the effective tax rates to U.S. statutory rates is contained in the Notes to Consolidated Financial Statements.

     Net income in fiscal year 1996 increased 2% to $36.3 million from $35.6 million in 1995. Net income in fiscal 1995 was 14% higher than the $31.2 million reported in 1994. Earnings per share increased 5% to $4.51 per share in fiscal 1996 due to the decrease in the weighted average number of common shares outstanding and the increase in net income during the current year. Earnings per share in fiscal 1995 were $4.29, a 14% increase from the $3.77 reported in 1994, due to higher net income in 1995.

     On a geographic area basis, net income for the United States decreased 9% to $20.3 million in fiscal year 1996, due to lower interest income and a higher effective income tax rate in 1996 compared to 1995. Net income of $22.3 million in fiscal 1995 was higher than the $20.5 million reported in 1994, primarily due to increased sales, higher interest income and a lower effective income tax rate in 1995 compared to 1994.

     Net income in Europe increased 14% from $13.4 million in fiscal 1995 to $15.2 million in 1996. The increase in net income from fiscal 1995 to 1996 was primarily attributable to increased sales in 1996 compared to 1995. Net income in fiscal 1994 was $12.8 million. The increase in net income from fiscal 1994 to 1995 was primarily attributable to the favorable effects of translation rates and increased sales in 1995 compared to 1994.

     Net income in the Pacific and Far East operations was $.2 million in fiscal 1996 compared to $.3 million in 1995. Net income of $.3 million was reported in fiscal 1995 compared to a net loss of $.3 million reported in 1994. The increase in net income from fiscal 1994 to 1995 was primarily attributable to a 13% increase in sales in 1995 compared to 1994.

     Latin America and Canada had net income of $.5 million in fiscal 1996 compared to a loss of $.4 million in 1995. A net loss of $.4 million was reported in fiscal 1995 compared to a net loss of $1.8 million reported in 1994. Income improvement in this area is primarily the result of a turnaround in the Brazilian operation.


Recent Accounting Pronouncements
- --------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment, and an impairment loss be recognized under certain conditions. This statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. This statement must be adopted no later than the first quarter of fiscal 1997. Implementation of this statement is not expected to have a material effect on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement allows a company to continue to measure compensation cost for employee stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures of net income and earnings per share are required, however, using the fair value based method of accounting defined in SFAS No. 123. The disclosure requirements of this statement are effective for fiscal year 1997. Implementation of this statement will not affect the Company's financial position or results of operations.


Consolidated Statements of Income
NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)

Years Ended April 30,


                                                 1996        1995        1994
                                               --------    --------    --------
Net Sales                                      $772,834    $735,098    $679,987
                                               --------    --------    --------
Operating Expenses
  Cost of sales, including warehousing
    and commissions                             407,141     388,620     358,317
  Marketing and administrative expenses         304,692     289,534     271,286
                                               --------    --------    --------
                                                711,833     678,154     629,603
                                               --------    --------    --------

Operating Income                                 61,001      56,944      50,384

Other (Expenses) Income
  Revaluation of foreign currencies                (789)         41        (340)
  Net interest                                    1,171       2,506       2,046
                                               --------    --------    --------

Income before Income Taxes                       61,383      59,491      52,090

Provision for Income Taxes                       25,076      23,909      20,883
                                               --------    --------    --------

Net Income                                     $ 36,307    $ 35,582    $ 31,207
                                               ========    ========    ========

Earnings Per Share                                $4.51       $4.29       $3.77
                                                  =====       =====       =====


The accompanying notes are an integral part of these financial statements.


Consolidated Balance Sheets
NCH Corporation and Subsidiaries
(In Thousands Except Share and Per Share Data)

As of April 30,


                                                       1996         1995
                                                     --------     --------
Assets

Current Assets
  Cash and cash equivalents                          $ 21,806     $ 16,264
  Marketable securities                                82,077      112,074
  Accounts receivable (less allowance for
    doubtful accounts of $16,259 and $16,879)         146,744      147,333
  Inventories                                         106,907      105,864
  Prepaid expenses                                      6,862        6,669
  Deferred income taxes                                18,471       15,853
                                                     --------     --------
    Total Current Assets                              382,867      404,057
                                                     --------     --------

Property, Plant and Equipment                         199,700      187,030
  Accumulated depreciation                            110,983      101,812
                                                     --------     --------
                                                       88,717       85,218
                                                     --------     --------

Deferred Income Taxes                                  26,105       23,940
                                                     --------     --------
Other                                                  16,715       15,922
                                                     --------     --------
    Total                                            $514,404     $529,137
                                                     ========     ========


Liabilities and Stockholders' Equity

Current Liabilities
  Notes payable to banks                             $  7,448     $  5,405
  Current maturities of long-term debt                  3,743        2,203
  Accounts payable                                     54,194       54,330
  Accrued expenses                                     29,824       27,464
  Income taxes payable                                 17,997       24,148
  Dividends payable                                     2,299        2,493
                                                     --------     --------
    Total Current Liabilities                         115,505      116,043
                                                     --------     --------

Long-Term Debt, less current maturities                    49        4,761
                                                     --------     --------

Retirement and Deferred Compensation Plans             99,915       92,157
                                                     --------     --------

Stockholders' Equity
  Common stock, par value $1 per share, authorized
    20,000,000 shares.  Issued 11,769,304 shares       11,769       11,769
  Additional paid-in capital                            7,912        7,348
  Retained earnings                                   429,687      410,932
  Foreign currency translation adjustment             (18,720)     (18,412)
  Unrealized gains (losses) on investments                110         (255)
                                                     --------     --------
                                                      430,758      411,382

  Less treasury stock
    (4,105,057 and 3,458,202 shares)                  131,823       95,206
                                                     --------     --------
                                                      298,935      316,176
                                                     --------     --------

    Total                                            $514,404     $529,137
                                                     ========     ========


The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Cash Flows
NCH Corporation and Subsidiaries
(In Thousands)

Years Ended April 30,


                                                                    1996         1995         1994
                                                                  --------     --------     --------
Cash Flows from Operating Activities
   Net income                                                      $36,307      $35,582      $31,207
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization                                 14,981       13,854       13,169
      Provision for losses on accounts receivable                    7,697        7,100        8,568
      Deferred income taxes                                         (5,150)      (4,229)      (4,576)
      Retirement and deferred compensation plans                     8,143        7,536        4,066
      Other noncash items                                             (486)      (2,120)         482
      Change in assets and liabilities, excluding net assets
         acquired in the purchase of businesses:
        Accounts receivable                                         (5,824)     (13,535)     (14,574)
        Inventories                                                   (995)     (20,481)     (11,584)
        Prepaid expenses                                              (183)         (34)        (189)
        Accounts payable, accrued expenses
          and income taxes payable                                  (4,020)      15,395        3,339
        Other noncurrent assets                                     (2,132)      (1,079)      (1,044)
                                                                  --------     --------     --------

       Net cash provided by operating activities                    48,338       37,989       28,864
                                                                  --------     --------     --------


Cash Flows from Investing Activities
   Sales of property, plant and equipment                              823        1,880        1,095
   Purchases of property, plant and equipment                      (18,396)     (13,455)     (14,219)
   Redemptions of marketable securities                             52,590       51,660       39,874
   Purchases of marketable securities                              (22,031)     (58,468)     (50,781)
   Acquisitions of businesses                                            -            -       (3,654)
   Other                                                            (1,012)      (1,547)      (1,655)
                                                                  --------     --------     --------


      Net cash provided by (used in) investing activities           11,974      (19,930)     (29,340)
                                                                  --------     --------     --------


Cash Flows from Financing Activities
   Proceeds from notes payable                                       2,487          106        7,886
   Payments of notes payable                                          (480)      (5,048)      (1,184)
   Additional long-term debt                                             -           35            -
   Payments of long-term debt                                       (3,275)      (1,912)      (1,963)
   Borrowing of cash surrender values                                1,887        1,708        7,758
   Payments of dividends                                           (17,746)     (17,419)     (16,544)
   Purchases of treasury stock                                     (37,283)           -       (3,422)
   Proceeds from exercise of stock options                           1,077        1,649          430
                                                                  --------     --------     --------

      Net cash used in financing activities                        (53,333)     (20,881)      (7,039)
                                                                  --------     --------     --------


Effect of Exchange Rate Changes on Cash and Cash Equivalents        (1,437)         332       (2,351)
                                                                  --------     --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents                 5,542       (2,490)      (9,866)

Cash and Cash Equivalents at Beginning of Year                      16,264       18,754       28,620
                                                                  --------     --------     --------

Cash and Cash Equivalents at End of Year                           $21,806      $16,264      $18,754
                                                                  ========     ========     ========


The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Stockholders' Equity
NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)

                                                                                             Foreign    Unrealized
                                  Common  Treasury  Common  Treasury  Additional             Currency      Gains
                                   Stock    Stock    Stock    Stock     Paid-In  Retained  Translation  (Losses) on
                                  Shares   Shares   Amount   Amount     Capital  Earnings   Adjustment  Investments    Total
                                 -------   ------   ------   -------    -------  --------   ----------  -----------  --------
Balance, April 30, 1993           11,769   (3,447) $11,769  $(93,029)    $6,065  $378,518     $(17,022)           -  $286,301
Net income                                                                         31,207                              31,207
Cash dividends on common
  stock, $1.75 per share                                                          (14,463)                            (14,463)
Dividend declared, but not
  paid, $.25 per share                                                             (2,069)                             (2,069)
Treasury stock acquired                       (56)            (3,422)                                                  (3,422)
Treasury stock sold under
  stock option plans                            8                228        202                                           430
Treasury stock issued under
  stock participation plan
  and stock bonuses                             3                 74        102                                           176
Foreign currency translation
  adjustment                                                                                    (5,078)                (5,078)
                                 -------   ------   ------   -------    -------  --------   ----------  -----------  --------

Balance, April 30, 1994           11,769   (3,492)  11,769   (96,149)     6,369   393,193      (22,100)           -   293,082
Net income                                                                         35,582                              35,582
Cash dividends on common
  stock, $1.85 per share                                                          (15,350)                            (15,350)
Dividend declared, but not
  paid, $.30 per share                                                             (2,493)                             (2,493)
Treasury stock sold under
  stock option plans                           31                877        772                                         1,649
Treasury stock issued under
  stock participation plan
  and stock bonuses                             3                 66        207                                           273
Foreign currency translation
  adjustment                                                                                     3,688                  3,688
Unrealized losses on investments                                                                              $(255)     (255)
                                 -------   ------   ------   -------    -------  --------   ----------  -----------  --------

Balance, April 30, 1995           11,769   (3,458)  11,769   (95,206)     7,348   410,932      (18,412)        (255)  316,176
Net income                                                                         36,307                              36,307
Cash dividends on common
  stock, $1.90 per share                                                          (15,253)                            (15,253)
Dividend declared, but not
  paid, $.30 per share                                                             (2,299)                             (2,299)
Treasury stock acquired                      (669)           (37,283)                                                 (37,283)
Treasury stock sold under
  stock option plans                           20                574        503                                         1,077
Treasury stock issued under
  stock participation plan
  and stock bonuses                             2                 92         61                                           153
Foreign currency translation
  adjustment                                                                                      (308)                  (308)
Unrealized gains on investments                                                                                 365       365
                                 -------   ------   ------   -------    -------  --------   ----------  -----------  --------

Balance, April 30, 1996           11,769   (4,105) $11,769 $(131,823)    $7,912  $429,687     $(18,720)       $ 110  $298,935
                                 =======   ======   ======   =======    =======  ========   ==========  ===========  ========


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

     Nature of operations - The Company markets an extensive line of maintenance, repair and supply products to customers throughout the world. Products include specialty chemicals, fasteners, welding supplies, plumbing and electronic parts and safety supplies. These products are marketed principally through the Company's own sales force.

     Use of estimates in the financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Intangible assets - Intangible assets are classified as other assets in the consolidated financial statements and include patents, computer software and trademarks. Intangible assets are amortized using the straight-line method over their estimated useful lives, but not in excess of 40 years. The unamortized cost of impaired intangible assets is charged to expense when impairment occurs.

     Research and development - Research and development costs, which are included in the costs of laboratory operations, are charged to expense as incurred. Research and development costs, however, cannot be separately identified from the total laboratory costs. Total laboratory costs amounted to approximately $4.6 million in 1996, $4.6 million in 1995 and $4.4 million in 1994.

     Income taxes - Deferred income taxes result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. State income tax has been included in the provision for income taxes and income taxes payable.

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

     Earnings per share - Earnings per share is computed by dividing net incomeby the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding for the years ended
April 30, 1996, 1995 and 1994, was 8,052,000, 8,294,000 and 8,278,000
shares, respectively. Any dilution of earnings per share that might result from the exercise of presently outstanding stock options is not material.

2.   Consolidated International Subsidiaries

     At April 30, 1996 and 1995, the parent Company's investment in consolidated international subsidiaries amounted to $43,931,000 and $40,402,000. The current year consolidated financial statements include international subsidiaries' assets of $164,924,000, liabilities of $72,452,000 and net income of $15,966,000, after allocation of corporate expenses and excluding intercompany sales and profits. For the prior year these subsidiaries had assets of $161,834,000, liabilities of $69,115,000 and net income of $13,288,000.

3.   Income Taxes

     The following are the components of the provision for income taxes (in thousands of dollars):
                                   1996           1995           1994
                                 --------       --------       --------
U.S. Federal
- ------------
Current                           $10,675        $ 9,810        $ 9,896
Deferred                           (4,075)        (4,411)        (4,469)

Foreign
- -------
Current                            17,421         16,715         14,214
Deferred                             (721)           182           (107)

State                               1,776          1,613          1,349
                                 --------       --------       --------
                                  $25,076        $23,909        $20,883
                                 ========       ========       ========

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     The components of deferred tax assets and liabilities as of April 30 are as follows (in thousands of dollars):

Deferred tax assets:                                 1996          1995
                                                   --------      --------
     Allowance for doubtful accounts                $ 4,172       $ 3,948
     Inventory related                                3,672         3,710
     Insurance related                                3,118         1,948
     Accrued expenses                                 6,055         5,967
     Retirement and deferred compensation plans      32,281        29,204
     Marketable securities                              (59)          138
     Foreign operating loss carryforwards               760           487
     Valuation allowance                                (94)         (156)
                                                   --------      --------
                                                     49,905        45,246
                                                   --------      --------
Deferred tax liabilities:
     Depreciation                                     4,372         4,489
     Other                                              957           964
                                                   --------      --------
                                                      5,329         5,453
                                                   --------      --------
Net deferred tax asset                              $44,576       $39,793
                                                   ========      ========

     A valuation allowance has been provided for certain foreign net operating loss carryforwards which are estimated to expire before they are utilized.
The decreases in the valuation allowance during the years ended April 30, 1996 and 1995 were $62,000 and $87,000, respectively.

     The following is a reconciliation of the difference between the U.S. statutory income tax rate and the effective tax rate:

                                    1996      1995      1994
                                   ------    ------    ------
U.S. statutory rate                 35.0%     35.0%     35.0%
Tax exempt interest                 (2.2)     (2.5)     (2.3)
Other                                 .8       (.1)       .2
Effect of international              5.5       6.1       5.6
  operations
Effect of state income               1.8       1.7       1.6
  taxes
                                   ------    ------    ------
Effective tax rate                  40.9%     40.2%     40.1%
                                   ======    ======    ======

     The Company files a consolidated U.S. federal income tax return with its domestic subsidiaries. International subsidiaries file tax returns in countries of their incorporation. In addition, branches of certain U.S. and international companies file tax returns in countries in which they conduct business. Certain of these subsidiaries have operating loss carryforwards totaling approximately $2,615,000, which will expire between 1997 and 2001. The accumulated undistributed earnings of international subsidiaries not included in the consolidated U.S. federal income tax return approximated $69,286,000 at April 30, 1996, $73,555,000 at April 30, 1995 and $69,378,000
at April 30, 1994. No provision is made in the accompanying consolidated financial statements for the estimated taxes that would result on distribution of the accumulated undistributed earnings since the Company intends to invest indefinitely in the operations of these subsidiaries. For 1996, 1995 and 1994, worldwide income tax payments amounted to $33,668,000, $22,624,000 and $24,176,000, respectively.

4.   Inventories

     A summary of inventories at April 30 follows (in thousands of dollars):
                                                1996          1995
                                              --------      --------
     Raw materials                            $ 15,387      $ 15,551
     Finished goods                             89,381        88,089
     Sales supplies                              2,139         2,224
                                              --------      --------
                                              $106,907      $105,864
                                              ========      ========

5.   Property, Plant and Equipment

     Property, plant and equipment at April 30 consists of the following (in thousands of dollars):

                                                1996          1995
                                              --------      --------
     Land                                     $ 12,047      $ 11,677
     Buildings                                  81,212        77,825
     Equipment                                 106,441        97,528
                                              --------      --------
                                              $199,700      $187,030
                                              ========      ========

     Depreciation charged to income was $13,595,000, $12,452,000 and $11,863,000 for each of the years ended April 30, 1996, 1995 and 1994, respectively. The estimated useful life of buildings is 25 to 40 years; equipment is 3 to 10 years.

6.   Long-Term Debt

     Long-term debt at April 30 consists of the following (in thousands of dollars):
                                                            1996      1995
                                                           ------    ------
     Borrowed by domestic companies:
      Variable interest industrial revenue bond, secured
       by property, at 71.9% of prime.                     $3,700    $4,700
      Other                                                    40     2,210
                                                           ------    ------
                                                            3,740     6,910
                                                           ------    ------
     Borrowed by international companies                       52        54
                                                           ------    ------
                                                            3,792     6,964
     Less current maturities                                3,743     2,203
                                                           ------    ------
     Long-term debt, less current maturities               $   49    $4,761
                                                           ======    ======

     Maturities of long-term debt for the years following April 30, 1996, are as follows: 1997 - $43,000; 1998 - $40,000; 1999 - $9,000 and
2006 - $3,700,000. At April 30, 1996, the industrial revenue bond of $3,700,000 has been classified as current based on call provisions in the loan agreement.

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

     Expenses for retirement plans, exclusive of interest expense, were $10,510,000, $9,877,000 and $8,343,000 in the years ended April 30, 1996, 1995 and 1994, respectively.

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

     Net postretirement benefit expenses for the years ended April 30 are as follows (in thousands of dollars):

                                                     1996     1995     1994
                                                    ------   ------   ------
     Service cost - benefits earned
          during the year                             $146     $ 98     $127

     Interest cost on accumulated
          postretirement benefit obligation            202      179      162

     Net amortization of prior service cost            176      176      176
                                                    ------   ------   ------
     Net postretirement benefit expense               $524     $453     $465
                                                    ======   ======   ======

     The reconciliation of the accumulated postretirement benefit obligation to the recorded liability at April 30 is as follows (in thousands of dollars):

                                                     1996     1995
                                                    ------   ------
     Accumulated postretirement benefit obligation
          Retirees                                  $  291   $  233
          Fully eligible active plan participants    1,422    1,234
          Other active plan participants             1,396    1,333
                                                    ------   ------
               Total                                 3,109    2,800
     Unrecognized prior service cost                (1,291)  (1,467)
                                                    ------   ------
     Accrued postretirement benefit liability       $1,818   $1,333
                                                    ======   ======

     Measurement of the accumulated postretirement benefit obligation is based on a 7% assumed discount rate for 1996 and 1995.

     Certain of the Company's non-U.S. subsidiaries have health care plans for retirees, although many retirees outside of the United States are covered by government sponsored and administered programs. Under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the effective date for adoption for plans outside of the United States was the fiscal year beginning May 1, 1995. Implementation of this standard for non-U.S. subsidiary plans did not have a material effect on the Company's financial position or results of operations for the current year.

     Other - The Company has some split dollar life insurance agreements, whereby the Company pays a portion of the premiums. The Company has been granted a security interest in the cash value and death benefit of each policy,to the extent of the sum of premium payments made by the Company. Premiums paid by the Company are charged to expense to the extent they exceed the cash values of each policy.

8.   Capital Stock and Options

     None of the Company's authorized 500,000 shares of $1 par value Preferred Stock has been issued.

     On April 10, 1996, the directors of the Company declared a regular quarterly cash dividend of $.30 per share of Common Stock to be paid June 17, 1996, to shareholders of record June 3, 1996.

     At April 30, 1996, 1995 and 1994, 710,000, 730,000 and 761,000 shares of the Company's Common Stock, respectively, were reserved for issuance under a non-qualified stock option plan which grants options to key employees and officers. The purchase price under the grant cannot be less than the market value at the date of grant. The options under such plan are exercisable in equal amounts at the beginning of the second, third and fourth year of their lives and expire after five years. Information relative to the non-qualified stock options for the three years ended April 30, 1996, is as follows:

                                (In Thousands Except Per Share Data)
                                        Years Ended April 30,
                          ---------------------------------------------------
                                1996              1995             1994
                          ---------------   ---------------   ---------------
                                   Average           Average           Average
                          Number    Price   Number    Price   Number    Price
                            of       Per      of       Per      of       Per
                          Shares    Share   Shares    Share   Shares    Share
                          ------   ------   ------   ------   ------   ------
Outstanding at beginning
     of period              243    $59.41     212    $57.97     154    $59.22
Granted                      72     55.25      64     61.00      67     53.75
Exercised                   (20)    54.00     (31)    53.12      (8)    47.18
Canceled or expired         (15)    57.46      (2)    55.84      (1)    56.65
                          ------   ------   ------   ------   ------   ------
Outstanding at end
  of period                 280    $58.81     243    $59.41     212    $57.97
                          ======   ======   ======   ======   ======   ======

     At April 30, 1996, 1995 and 1994, 19,000, 19,000 and 20,000 shares of
Treasury Stock, respectively, were reserved for issuance to employees under a stock participation plan.

9.   Interest Costs

     During the years ended April 30, 1996, 1995 and 1994, interest costs, including interest expense on non-funded retirement plans, amounting to $5,231,000, $5,720,000 and $5,115,000, respectively, were expensed as incurred. For the same periods, interest payments were $2,951,000, $3,540,000 and $4,200,000, respectively.

10.  Leases

     At April 30, 1996, the Company and its subsidiaries had a number of noncancellable leases for various office and warehouse facilities. The majority of these agreements expire at various times through 1999, and substantially all include renewal provisions. The amount of other obligations assumed, such as payment of property taxes and maintenance, is nominal. Total rent expense for 1996, 1995 and 1994 (including operating leases on data processing equipment, trucks and trailers, and office equipment) was approximately $11,798,000, $9,035,000 and $8,538,000, respectively.

     The minimum aggregate rentals under the terms of noncancellable operating leases for future years are: 1997 - $8,564,000; 1998 - $6,682,000; 1999 -
$5,024,000; 2000 - $3,102,000; and a total of $8,378,000 for 2001 and thereafter.

11.  Contingent Liabilities

     The Company and its subsidiaries are engaged in a variety of legal proceedings arising in the ordinary course of business, including some concerning environmental matters. In the opinion of Management, the ultimate liabilities resulting from these proceedings will not have a material adverse effect on the Company's financial position or operating results.

     Gains or losses resulting from contracts hedging net foreign currency positions have been included in the foreign currency translation adjustment component of stockholders' equity. Gains and losses from all other contracts are included in the Consolidated Statements of Income. There were no such contracts at April 30, 1996 or 1995. In addition, at April 30, 1996 and 1995, the Company had standby letters of credit outstanding totaling $5,300,000 and $8,890,000, respectively, which guarantee payment to certain insurance carriers.

12.  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, notes payable to banks and current maturities of long-term debt approximate fair value, because of the short maturities of these financial instruments. The fair values of marketable securities are based on quoted market prices obtained from an independent broker. The fair value of long-term debt, less current maturities, is estimated based on the discounted value of future cash flows, using the Company's current borrowing rate for loans of comparable terms and maturities.

     Using the above methods and assumptions, the estimated fair values of the Company's financial instruments at April 30 are as follows (in thousands of dollars):
                                        1996                    1995
                                ---------------------   ---------------------
                                            Estimated               Estimated
                                Carrying      Fair      Carrying      Fair
                                 Amount       Value      Amount       Value
                                --------    --------    --------    --------
Assets:
  Cash and cash equivalents     $ 21,806    $ 21,806    $ 16,264    $ 16,264
  Marketable securities           82,077      82,077     112,074     112,074

Liabilities:
  Notes payable to banks           7,448       7,448       5,405       5,405
  Current maturities
    of long-term debt              3,743       3,743       2,203       2,203
  Long-term debt,
    less current maturities           49          49       4,761       3,924

13.  Marketable Securities

        The Company classifies all of its investments in securities which do not meet the definition of cash equivalents as marketable securities available
- -for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses (net of deferred income taxes) recognized on the balance sheet as a separate component of stockholders' equity. Fair values are based on quoted market prices obtained from an independent broker. Realized gains and losses are included in other income and are immaterial.
The cost of securities sold is based on the specific identification method.

     The following is a summary of available-for-sale marketable securities as of April 30 (in thousands of dollars):

                             Government
                          Bonds, Treasury
                             Notes and      Certificates
                           Treasury Bills    of Deposit       Total
                           --------------    -----------     -------

1996
- ----
Cost                           $81,608           $300        $81,908
Gross Unrealized Losses           (261)             -           (261)
Gross Unrealized Gains             430              -            430
                              --------           ----       --------
Estimated Fair Value           $81,777           $300        $82,077
                              ========           ====       ========
1995
- ----
Cost                          $112,044           $423       $112,467
Gross Unrealized Losses           (609)             -           (609)
Gross Unrealized Gains             216              -            216
                              --------           ----       --------
Estimated Fair Value          $111,651           $423       $112,074
                              ========           ====       ========

     The contractual maturities of the marketable securities at estimated fair value as of April 30, 1996 are as follows: 1997-$36,548,000; 1998-$24,334,000;
1999-$17,932,000; and 2000-$3,263,000.

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

     Financial information by geographic area, in thousands of dollars, follows for the years ended April 30:

                                                              Latin
                           United              Pacific &     America  Consoli-
                           States    Europe     Far East    & Canada    dated
                          -------   --------   ---------    --------  --------
1996
Net Sales                $412,027   $275,353     $35,727     $49,727  $772,834
Net Income                 20,341     15,247         247         472    36,307
Identifiable Assets       256,625    126,041      17,789      21,094   421,549
Corporate Assets                                                        92,855

1995
Net Sales                $408,668   $244,517     $31,837     $50,076  $735,098
Net Income (Loss)          22,294     13,354         313        (379)   35,582
Identifiable Assets       246,926    123,659      17,792      20,383   408,760
Corporate Assets                                                       120,377

1994
Net Sales                $381,949   $222,214    $28,134      $47,690  $679,987
Net Income (Loss)          20,474     12,818       (310)      (1,775)   31,207
Identifiable Assets       218,573    117,316     14,690       21,359   371,938
Corporate Assets                                                       113,285

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

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
NCH Corporation:


We have audited the accompanying consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NCH Corporation and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996, in conformity with generally accepted accounting principles.


                                         /s/ KPMG Peat Marwick LLP

Dallas, Texas
June 5, 1996

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


/s/ Irvin L. Levy                      /s/ Tom Hetzer
- -----------------                      --------------
Irvin L. Levy                          Tom Hetzer
Chief Executive Officer                Chief Financial Officer

Selected Unaudited Quarterly Data
(In Thousands Except Per Share Data)

Years Ended April 30,

                                                   Quarter
                                  --------------------------------------------
                                    First      Second       Third      Fourth
                                  --------    --------    --------    --------
1996
Net Sales                         $192,153    $194,424    $195,679    $190,578
Operating Income                    13,550      17,777      13,483      16,191
Net Income                           8,203      10,588       7,269      10,247
Earnings Per Share                   $1.00       $1.30        $.90       $1.31

1995
Net Sales                         $178,728    $184,641    $186,562    $185,167
Operating Income                    13,060      16,786      12,476      14,622
Net Income                           7,826      10,704       7,036      10,016
Earnings Per Share                    $.95       $1.29        $.85       $1.21


     Earnings per share for each period is calculated based on the average number of shares outstanding during the period.



Market and Dividend Information

     NCH Corporation stock is traded on the New York Stock Exchange. The high and low prices by quarter are shown for the past two years in the schedule below.

     Cash dividends paid during the fiscal year ended April 30, 1996, amounted to $17.7 million compared to $17.4 million and $16.5 million in fiscal years 1995 and 1994, respectively. On April 10, 1996, a dividend of $.30 per share was declared, payable June 17, 1996. A summary of the quarterly dividends per share for the past two years is set forth in the schedule below.

                   Common Stock Prices                Dividends Per Share
           -----------------------------------    --------------------------
                 1996                1995           Declared        Paid
           ---------------     ---------------    ------------  ------------
  Quarter   High     Low        High     Low       1996   1995   1996   1995
           ------   ------     ------   ------    -----  -----  -----  -----
First      64 1/4   54 1/2     62 1/8   56 5/8    $ .30  $ .25  $ .30  $ .25
Second     60 5/8   53         66 3/4   60 3/4    $1.30  $1.30  $ .30  $ .25
Third      58 1/4   52 3/4     67       59 1/2    $ .30  $ .30  $1.30  $1.30
Fourth     58 1/4   52 1/2     65 1/4   59 1/4    $ .30  $ .30  $ .30  $ .30

     As of June 3, 1996, there were 645 holders of record of the Company's Common Stock, which includes several brokerage firms that hold shares of the Company's stock for an estimated 3,800 investors.

                       NCH CORPORATION AND SUBSIDIARIES
                                  EXHIBIT 21
                        SUBSIDIARIES OF THE REGISTRANT



     NCH Corporation is the parent company of numerous wholly-owned subsidiaries engaged in the business of marketing an extensive line of maintenance, repair and supply products. At the close of the last fiscal year, sixteen of these subsidiaries were operating domestically and 126 in foreign countries. The Company is also the parent of several wholly-owned subsidiaries that market various other products. All such subsidiaries considered in the aggregate as a single subsidiary would not constitute a significant subsidiary of NCH Corporation, and therefore are not listed here.

     As of the close of the last fiscal year, the following corporation was not wholly-owned by NCH Corporation:


                                Immediate Parent and          Jurisdiction
Name of Subsidiary             Percentage of Ownership       of Incorporation
- ------------------             -----------------------       ----------------

NCH Hua Yang Ltd.              51% NCH Corporation           People's Republic
                                                             of China

Sunco Chemicals Ltd.           51% NCH Corporation           India

                       NCH CORPORATION AND SUBSIDIARIES
                                  EXHIBIT 23
                        INDEPENDENT AUDITORS' CONSENT


The Board of Directors
NCH Corporation:

We consent to incorporation by reference in the registration statement (No. 33-65206) on Form S-8 of NCH Corporation of our reports dated June 5, 1996, relating to the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended April 30, 1996, which reports appear in or are incorporated by reference in the April 30, 1996 annual report on Form 10-K of NCH Corporation.


                                       /s/ KPMG Peat Marwick LLP

Dallas, Texas
July 23, 1996

                       NCH CORPORATION AND SUBSIDIARIES
                                  EXHIBIT 99
                          DEFINITIVE PROXY STATEMENT
           REGARDING THE COMPANY'S 1996 ANNUAL MEETING OF STOCKHOLDERS



                           SCHEDULE 14A INFORMATION

Proxy Statement Pursuant to Section 14(a) of the Securities
Exchange Act of 1934


Filed by the Registrant [ X ]
Filed by a party other than the Registrant [   ]

Check the appropriate box:
[  ]  Preliminary Proxy Statement    [  ] Confidential, for Use of the
                                          Commission Only (as permitted by
                                          Rule 14a-6(e)(2))
[ X ] Definitive Proxy Statement
[   ] Definitive Additional Materials
[   ] Soliciting Material Pursuant to Rule 14a-11(c) or Rule 14a-12


                          NCH Corporation
- -----------------------------------------------------------------
        (Name of Registrant as Specified in Its Charter)

                          NCH Corporation
- -----------------------------------------------------------------
        (Name of Person(s) Filing Proxy Statement)


Payment of Filing Fee (Check the appropriate box):

[ X ]  $125 per Exchange Act Rules 0-11(c)(1)(ii), 14a-6(i)(1), or
       14a-6(i)(2) or Item 22(a)(2) of Schedule 14A.
[   ]  $500 per each party to the controversy pursuant to Exchange Act
       Rule 14a-6(i)(3).
[   ]  Fee computed on table below per Exchange Act Rules 14a-6(i)(4)
       and 0-11.

   (1) Title of each class of securities to which transaction applies:

   (2) Aggregate number of securities to which transaction applies:

   (3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (Set forth the amount on which the filing fee is calculated and state how it was determined):

   (4) Proposed maximum aggregate value of transaction:

   (5) Total fee paid:

[    ] Fee paid previously with preliminary materials.

[    ] Check box if any part of the fee is offset as provided by Exchange
       Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

   (1) Amount Previously Paid:

   (2) Form, Schedule or Registration Statement No.:

   (3) Filing Party:

   (4) Date Filed:

                              [LOGO]




                      2727 Chemsearch Boulevard
                        Irving, Texas  75062

               NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                       To Be Held July 25, 1996


     NOTICE IS HEREBY GIVEN that the Annual Meeting of Stockholders of NCH Corporation will be held in the Gourmet Rooms I and II of the Crescent Club, 17th Floor, 200 Crescent Court (at the corner of Pearl and Cedar Springs Streets), Dallas, Texas, on Thursday, the 25th day of July, 1996, at 10:00 a.m., Central Daylight Time, for the following purposes:

     1. To elect three Class II directors of NCH to hold office until the next annual election of Class II directors by stockholders or until their respective successors are duly elected and qualified.

     2. To approve the amendments to the incentive bonus plan for members of the Executive Committee of the Board of Directors.

     3. To ratify the appointment of KPMG Peat Marwick LLP, Certified Public Accountants, to be the independent auditors of NCH for the fiscal year ending April 30, 1997.

     4. To transact such other business as may properly come before the meeting or any adjournments of the meeting.

     The Board of Directors has fixed the close of business on Monday, June 3, 1996, as the record date for determining stockholders entitled to vote at and to receive notice of the annual meeting.

     Whether or not you expect to attend the meeting in person, you are urged to complete, sign, and date the enclosed form of proxy and return it promptly so that your shares of stock may be represented and voted at the meeting. If you are present at the meeting, your proxy will be returned to you if you so request.


                                    Joe Cleveland,
                                    Secretary

Dated:  June 25, 1996

                             [LOGO]



                    2727 Chemsearch Boulevard
                       Irving, Texas  75062

                          PROXY STATEMENT
                                For
                  ANNUAL MEETING OF STOCKHOLDERS
                   To Be Held on July 25, 1996

                       Dated: June 25, 1996

             SOLICITATION AND REVOCABILITY OF PROXIES

     The accompanying proxy is solicited by the management of, and on behalf of, NCH Corporation, a Delaware corporation ("NCH"), to be voted at the Annual Meeting of the Stockholders of NCH, to be held Thursday, July 25, 1996 (the "Meeting"), at the time and place and for the purposes set forth in the accompanying Notice of Annual Meeting. When properly executed proxies in the accompanying form are received, the shares represented thereby will be voted at the Meeting in accordance with the directions noted on the proxies; if no direction is indicated, then such shares will be voted for the election of the directors and in favor of the proposals set forth in the Notice of Annual Meeting attached to this Proxy Statement.

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

     This Proxy Statement and the accompanying proxy are first being sent or given to NCH's stockholders on or about June 25, 1996.


     NCH will bear the cost of preparing, printing, assembling, and mailing the Notice of Annual Meeting, this Proxy Statement, the enclosed proxy, and any additional material, as well as the cost of forwarding solicitation material to the beneficial owners of stock.


                        VOTING RIGHTS

     The record date for determining stockholders entitled to notice of and to vote at the Meeting is the close of business on June 3, 1996. On that date there were 7,600,947 shares issued and outstanding of NCH's $1.00 par value common stock ("Common Stock"), which is NCH's only class of voting securities outstanding. Each share of NCH's Common Stock is entitled to one vote in the matter of election of directors and in any other matter that may be acted upon at the Meeting. Neither NCH's certificate of incorporation nor its bylaws permits cumulative voting. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of Common Stock entitled to vote at the Meeting is necessary to constitute a quorum at the Meeting, but in no event will a quorum consist of less than one-third of the shares entitled to vote at the Meeting. The affirmative vote of a plurality of the shares of Common Stock represented at the Meeting and entitled to vote is required to elect directors. All other matters to be voted on will be decided by a majority of the shares of Common Stock represented at the meeting and entitled to vote. Abstentions and broker nonvotes are each included in determining the number of shares present at the meeting for purposes of determining a quorum. Abstentions and broker nonvotes have no effect on determining plurality, except to the extent that they affect the total votes received by any particular candidate.


                        ELECTION OF DIRECTORS

     NCH's Board of Directors consists of seven members, divided into three classes: Class I (two directors), Class II (three directors), and Class III (two directors). Only the Class II positions are due for nomination and election at the Meeting. The Class I and Class III positions will be due for nomination and election at the annual meetings of stockholders to be held in 1998 and 1997, respectively.

     The intention of the persons named in the enclosed proxy, unless such proxy specifies otherwise, is to vote the shares represented by such proxy for the election of Thomas B. Walker, Jr., Milton P. Levy, Jr., and Robert
L. Blumenthal as the Class II directors. Messrs. Thomas B. Walker, Jr., Milton P. Levy, Jr., and Robert L. Blumenthal have been nominated to stand for re-election by the Board of Directors until their terms expire or until their respective successors are duly elected and qualified. Messrs. Thomas
B. Walker, Jr., Milton P. Levy, Jr., and Robert L. Blumenthal are presently directors of NCH. Messrs. Irvin, Lester, and Milton Levy are brothers. Robert L. Blumenthal is a first cousin of Messrs. Irvin, Lester, and Milton Levy. Certain information regarding each nominee and director is set forth below. The number of shares beneficially owned by each nominee is listed under "Security Ownership of Principal Stockholders and Management."

                        Class I Directors

     Rawles Fulgham, 68, has been a director of NCH since 1981. Mr. Fulgham was an executive director of Merrill Lynch Private Capital Inc. from 1982 until 1989, when he assumed his current position as a Senior Advisor to Merrill Lynch & Co., Inc. He is also a director of Dresser Industries, Inc., Global Industrial Technologies, Inc., BancTec, Inc., and an Advisor to Dorchester Hugoton, Ltd., all of which are located in Dallas, Texas. He is a member of the Audit Committee and the Compensation Committee.

     Lester A. Levy, 73, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Board of Directors of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is also a director of A.H. Belo Corporation, Dallas, Texas. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

                        Class II Directors and Nominees

     Robert L. Blumenthal, 65, has engaged in the practice of law since 1957. He is a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., which serves as NCH's legal counsel.

     Thomas B. Walker, Jr., 72, has been a director of NCH since 1987. He was a general partner of Goldman, Sachs & Co. from 1968 until 1984 when he assumed his current position as a limited partner of The Goldman Sachs Group, L.P. Mr. Walker is also a director of Sysco Corporation, A.H. Belo Corporation, and Riviana Foods, Inc. He is a member of the Audit Committee and the Compensation Committee.

     Milton P. Levy, Jr., 70, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Executive Committee of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

                        Class III Directors

     Jerrold M. Trim, 59, has been a director of NCH since 1980 and is the president and majority shareholder of Windsor Association, Inc., which is engaged primarily in investment consulting services. He is also a general partner of Chiddingstone Management Company and The Penshurst Fund, which are limited partnerships that invest in marketable securities. He is a member of the Audit Committee and the Compensation Committee.

     Irvin L. Levy, 67, has been a director and an officer of NCH since 1950, and has served as NCH's President since 1965. He is either president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

     If any of the above nominees for Class II directors should become unavailable to serve as a director, then the shares represented by proxy will be voted for such substitute nominees as may be nominated by the Board of Directors. NCH has no reason to believe that any of the above nominees are, or will be, unavailable to serve as a director.

              Meeting Attendance and Committees of the Board

     NCH has audit, compensation, executive, and stock option committees of the Board, whose members are noted above. During the last fiscal year, the Board of Directors met on five occasions, the Compensation Committee met once, the Audit Committee met once, the Executive Committee met or acted by consent at least 28 times, and the Stock Option Committee met once. NCH does not have a standing nominating committee of the Board. Nominees to the Board are selected by the entire Board.

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


PROPOSAL TO APPROVE AMENDMENTS TO EXECUTIVE COMMITTEE INCENTIVE BONUS PLAN

     Section 162(m) of the Internal Revenue Code (the "Code") denies the deduction for compensation over $1 million per year paid by a publicly traded company to the chief executive or the four other most highly compensated officers. Compensation based on performance goals and approved by the stockholders is excluded from the limitation on deductions over $1 million. To qualify all compensation paid to the Executive Committee of the Board of Directors as a deductible expense under section 162(m) of the Code, on April 28, 1994, the Compensation Committee of the Board of Directors adopted an incentive bonus plan (the "Bonus Plan"), for members of the Executive Committee, which was approved by stockholders at the 1994 Annual Meeting.

     The Bonus Plan provides a formula for determining the amounts of annual bonuses to be paid to each member of the Executive Committee. Bonus amounts will depend on the amount by which NCH's net income after taxes, but before accrual for any bonus under the Bonus Plan, for a particular fiscal year increases over its net income before accrual for any bonus for the preceding fiscal year. The Bonus Plan originally provided that increases from 10% to less than 14% would result in payment of a $225,000 bonus to each member of the Executive Committee, increases from 14% to less than 16% would result in payment of a $300,000 bonus to each Executive Committee member, and increases of 16% or more would result in payment of a $375,000 bonus to each member of the Executive Committee. For fiscal 1996, no bonus was payable because NCH's net income did not increase by 10% or more over its net income for fiscal 1995.

     On June 7, 1996, the Compensation Committee of the Board of Directors adopted an amendment to the formula for determining the amounts of annual bonuses to be paid to each member of the Executive Committee, subject to stockholder approval. As amended, the formula provides as follows. Increases from 10% to less than 15% will result in payment of a $225,000 bonus to each member of the Executive Committee. Increases of 15% or greater will result in payment of a $325,000 bonus to each Executive Committee member. No bonus would have been payable in fiscal 1996 if the Bonus Plan, as amended, had been in effect.

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

Report on Executive Compensation

Responsibility for Executive Compensation

     Three outside directors, as the Compensation Committee of NCH (Messrs. Fulgham, Trim, and Walker), have primary responsibility for recommending to the Board the executive compensation program for Messrs. Irvin, Lester, and Milton Levy. The Compensation Committee recommends to the Board an annual aggregate base compensation for the Office of the Executive Committee and is responsible for administering and approving incentive compensation for the Office of the Executive Committee. After Board approval of the Compensation Committee's recommendation for aggregate base compensation (with Messrs. Irvin, Lester, and Milton Levy abstaining), the Messrs. Levy divide the compensation of the Executive Committee among themselves. The Executive Committee is responsible for setting the compensation for all other officers of NCH.

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


Compensation of Messrs. Irvin, Lester, and Milton Levy

     The Compensation Committee occasionally seeks assistance from an outside compensation consulting firm to determine the competitiveness of NCH's compensation programs. Based on survey and proxy analyses performed by the consulting firm, the Compensation Committee in 1994 adopted a fixed compensation plus an incentive bonus for 1996 based on Company performance which has been retained for fiscal 1997. Given the tenure and depth of experience of the Office of the Executive Committee, the Compensation Committee feels that this is an appropriate competitive level of compensation. All of the companies in the peer group in NCH's performance graph on page 9 of this Proxy Statement were included in the proxy analysis performed by the consulting firm. NCH's performance in sales and earnings in the then current economic and competitive environment, adjusted for currency fluctuations, was considered in setting the base executive compensation, although no formula or preset goal is used.

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

     The Bonus Plan provides for short-term incentive compensation for members of the Executive Committee. Since aggregate compensation for the Office of the Executive Committee could result in a member receiving over $1 million in annual compensation, NCH finds it necessary to comply with the provisions of section 162(m) of the Code to qualify for tax deductibility all compensation paid to the Executive Committee. NCH's policy is to qualify to the extent practicable all compensation paid to its executive officers for tax deductibility in accordance with section 162(m). The stockholders must approve the amendments to the Bonus Plan before they go into effect.

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

                                        Executive Committee &
        Compensation Committee          Stock Option Committee
        ----------------------          ----------------------
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


Executive Compensation

     The following table summarizes the compensation paid to Messrs. Irvin, Lester, and Milton Levy, who together hold the office of the Executive Committee, and to NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1996) for services rendered in all capacities to NCH during the fiscal years ended April 30, 1996, 1995, and 1994.

                    SUMMARY COMPENSATION TABLE

  Name and                       Annual Compensation(1)    All Other
  Principal              Fiscal  ----------------------    Compensa-
  Positions              Year    Salary(2)       Bonus     tion (3)
  -------------------    -----   ---------     --------    ---------

  Irvin L. Levy,
  President              1996     $859,228     $      -     $3,700
                         1995      857,539      300,000      3,700
                         1994      815,734            -      6,016

  Lester A. Levy,
  Chairman of
  the Board              1996      863,430            -      3,000
                         1995      863,572      300,000      3,700
                         1994      822,635            -      5,316

  Milton P. Levy, Jr.,
  Chairman of the
  Executive Committee    1996      865,281            -      3,700
                         1995      865,936      300,000      3,700
                         1994      963,877            -      6,016

  Thomas F. Hetzer,
  Vice President
  - Finance              1996      192,204            -      3,700
                         1995      170,732       10,000      3,700
                         1994      153,410        5,725      3,416

  Glen L. Scivally,
  Vice President
  and Treasurer          1996      175,114            -      3,700
                         1995      164,927       10,000      3,700
                         1994      151,352        5,250      3,421

- -----------------------

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



                        CERTAIN TRANSACTIONS

     NCH entered into split dollar life insurance agreements with the sons and former son-in-law of Lester A. Levy and sons of Irvin L. Levy who are, or were, NCH employees concerning the purchase of life insurance policies insuring Irvin L. Levy, Lester A. Levy, and Milton P. Levy, Jr. There was no impact of these policies on after-tax earnings of NCH in fiscal 1996. The insurance provides benefits to the above indicated employees (or child of a former employee) totalling $10,000,000 on the death of combinations of insureds. NCH has been granted a security interest in the cash value of each policy to the extent of the sum of premium payments made by NCH.
These arrangements are designed so that if the assumptions made as to mortality experience, policy earnings, and other factors are realized, then NCH will recover all of its premium payments.

     The purpose of the arrangement in addition to providing benefits to the employees is to provide cash to the families of Messrs. Lester and Irvin Levy at the approximate time of death of the senior Levys to avoid their Common Stock being forced on to the market at a potentially inappropriate time.


        FIVE YEAR COMPARISON OF CUMULATIVE TOTAL RETURN

     The following graph presents NCH's cumulative stockholder return during the period beginning April 30, 1991, and ending April 30, 1996. NCH is compared to the S&P 500 and a peer group consisting of companies that collectively represent lines of business in which NCH competes. The companies included in the peer group index are Betz Laboratories, Inc., The Dexter Corporation, Ecolab Inc., Lawson Products, Inc., Nalco Chemical Company, National Service Industries, Inc., Petrolite Corporation, Premier Industrial Corporation, Quaker Chemical Corporation, Safety-Kleen Corp., and Snap-On Tools Corporation. Each index assumes $100 invested at the close of trading on April 30, 1991, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.




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

                        SECURITY OWNERSHIP OF
                PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of NCH's Common Stock as of June 3, 1996, by: (i) persons known to management to beneficially own more than 5% of NCH's Common Stock; (ii) each director and nominee for director; (iii) the three persons holding the office of the Executive Committee and NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1996); and (iv) all directors and executive officers of NCH as a group. Except as noted below, each person included in the table has sole voting and investment power with respect to the shares that the person beneficially owns.

        Name of                  Amount & Nature
   Beneficial Owner           of Beneficial Ownership   Percent of Class
  -------------------------   -----------------------   ----------------

  Robert L. Blumenthal                          2,683                  *
  Rawles Fulgham (1)                            2,000                  *
  Thomas F. Hetzer                                  0                  -
  Irvin L. Levy (2)(3)                      1,563,532               20.6%
  Lester A. Levy (2)(4)                     1,495,853               19.7%
  Milton P. Levy, Jr. (2)(5)                1,115,119               14.7%
  Glen L. Scivally                                  0                  -
  Jerrold M. Trim (6)                               0                  -
  Thomas B. Walker, Jr.                        10,000                  *

  All directors and executive               4,198,855               55.2%
  officers as a group (12 people)

  Systematic Financial Management, L.P. (7)   580,638                7.6%
- --------------------

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

(3) Irvin L. Levy owns a life estate interest in 1,000,000 shares included in the table over which he has sole voting and investment power, and his children own a remainder interest in such 1,000,000 shares. The table includes the following shares, beneficial ownership of which Irvin L. Levy disclaims: 31,520 shares held as trustee for his grandnephews and grandniece over which he has sole voting and investment power, and 29,000 shares held as cotrustee with his brothers for a family trust over which he shares voting and investment power.

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

(7) The table sets forth Systematic Financial Management, L.P.'s stockholding based on its latest Schedule 13G filed with the SEC dated as of February 12, 1996. Systematic Financial Management, L.P. reports its address as Two Executive Drive, Fort Lee, New Jersey 07024. It has sole dispositive power over 580,638 shares and shared voting power over 59,745 shares and sole voting power of 0 shares.


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


                        PROPOSALS OF STOCKHOLDERS

     Stockholders of NCH who intend to present a proposal for action at the 1997 Annual Meeting of Stockholders of NCH must notify NCH's management of such intention by notice received at NCH's principal executive offices not less than 120 days in advance of June 25, 1997, for such proposal to be included in NCH's proxy statement and form of proxy relating to such meeting.


                        ANNUAL REPORT

     The Annual Report for the year ended April 30, 1996, is being mailed to stockholders with this Proxy Statement. The Annual Report is not to be regarded as proxy soliciting material. NCH will provide without charge to each stockholder to whom this Proxy Statement and the accompanying form of proxy are sent, on the written request of such person, a copy of NCH's annual report on Form 10-K for the fiscal year ended April 30, 1996, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission. Requests should be directed to NCH Corporation, Attention: Secretary, P. O. Box 152170, Irving, Texas 75015.

                                       /s/ Irvin L. Levy
                                       -----------------
                                       Irvin L. Levy,
                                       President


Irving, Texas
Dated:  June 25, 1996

PROXY CARD


                            NCH CORPORATION

             ANNUAL MEETING OF STOCKHOLDERS - JULY 25, 1996
      THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

The undersigned, revoking all prior proxies, hereby appoints James H. Stone, Tom Hetzer, and Joe Cleveland, and any one or more of them, proxy or proxies, with full power of substitution in each, and hereby authorizes them to vote for the undersigned and in the undersigned's name, all shares of common stock of NCH Corporation (the "Company") standing in the name of the undersigned on June 3, 1996, as if the undersigned were personally present and voting at the Company's annual meeting of stockholders to be held on July 25, 1996, in Dallas, Texas, and at any adjournment thereof, upon the matters set forth on the reverse side hereof.

This proxy when properly executed will be voted in the manner directed herein by the undersigned stockholder. IF NO DIRECTION IS MADE, THEN THIS PROXY WILL BE VOTED FOR PROPOSALS 1, 2 AND 3, AND IN THE PROXIES' DISCRETION ON ALL OTHER MATTERS THAT MAY PROPERLY COME BEFORE THE ANNUAL MEETING, INCLUDING MATTERS INCIDENT TO THE CONDUCT OF SUCH MEETING.

              (Continue and to be signed on reverse side.)

/X/ Please mark your votes as indicated in this example.


                                  FOR       WITHHOLD AUTHORITY
1.  Election of Directors         / /               / /

Nominees:  Thomas B. Walker, Jr., Milton P. Levy, Jr. and Robert Blumenthal

Instruction: To withhold authority to vote for all nominees, mark the Withhold Authority box. To withhold authority to vote for any individual nominee, write the nominee's name on the line above.


2. Proposal to approve the amendments to the inventive bonus plan for members of the Executive Committee of the Board of Directors as described in the proxy statement for the 1996 annual meeting of stockholders.

FOR  / /     AGAINST  / /     ABSTAIN  / /


3. Proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of NCH Corporation.

FOR  / /     AGAINST  / /     ABSTAIN  / /


4. In their discretion, the proxies are authorized to vote upon any other matters that may properly come before the meeting or any adjournment thereof, subject to the limitations set forth in the applicable regulations under the Securities Exchange Act of 1934.

DATED:                                                , 1996
        ----------------------------------------------


        ----------------------------------------------
        SIGNATURE

        ----------------------------------------------
        SIGNATURE IF HELD JOINTLY


NOTE: Please sign exactly as name appears hereon. Joint owners should each sign. When signing as attorney, executor, administrator, trustee, guardian, officer or partner, please indicate full title and capacity.