Form 10-Q
period 1996-07-31
NCH CORP
filed 1996-09-11
CIK 69960

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended July 31, 1996       Commission file number 1-5838
                  -------------                              ------


                               NCH CORPORATION
- -----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                    75-0457200
- ---------------------------------           --------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


       P.O. Box 152170
     2727 Chemsearch Blvd.
          Irving, TX                                    75015-2170
- --------------------------------            --------------------------
    (Address of principal                               (Zip Code)
     executive offices)

Registrant's telephone number, include area code     (214) 438-0211
                                                 ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                      Outstanding at September 4,1996
- -------------------------------------   ------------------------------
   Common Stock, $1 par value                      7,350,276
   --------------------------                     -----------

                              NCH CORPORATION

                                   INDEX


                                                           Page No.

Part I.       Financial Information:

      Consolidated Balance Sheets --
        July 31, 1996 and April 30, 1996                      3

      Consolidated Statements of Income --
        Three Months Ended July 31, 1996 and 1995              4

      Consolidated Statements of Cash Flows --
        Three Months Ended July 31, 1996 and 1995              5

      Notes to Consolidated Financial Statements          6 -  7

      Management's Discussion and Analysis of
        Financial Condition and Results of Operations     8 - 13


Part II.      Other Information                               14

        NCH CORPORATION AND SUBSIDIARIES
        Consolidated Balance Sheets
        (In Thousands Except Share and Per Share Data)
        (Unaudited)
                                                     July 31,   April 30,
                                                       1996        1996
                                                    ---------   ---------
Assets
Current Assets
  Cash and cash equivalents                          $ 24,056    $ 21,806
  Marketable securities                                74,369      82,077
  Accounts receivable, net                            144,450     146,744
  Inventories                                         107,637     106,907
  Prepaid expenses                                      9,705       6,862
  Deferred income taxes                                19,365      18,471
                                                     --------    --------
    Total Current Assets                              379,582     382,867
                                                     --------    --------
Property, Plant and Equipment                         203,002     199,700
  Accumulated depreciation                            112,755     110,983
                                                     --------    --------
                                                       90,247      88,717
                                                     --------    --------

Deferred Income Taxes                                  26,829      26,105
                                                     --------    --------

Other                                                  15,886      16,715
                                                     --------    --------

    Total                                            $512,544    $514,404
                                                     ========    ========


Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable to banks                             $  4,708    $  7,448
  Current maturities of long-term debt                  3,747       3,743
  Accounts payable                                     54,530      54,194
  Accrued expenses                                     30,435      29,824
  Income taxes payable                                 21,231      17,997
  Dividends payable                                     2,259       2,299
                                                     --------    --------
    Total Current Liabilities                         116,910     115,505
                                                     --------    --------

Long-Term Debt, less current maturities                   121          49
                                                     --------    --------

Retirement and Deferred Compensation Plans            101,415      99,915
                                                     --------    --------

Stockholders' Equity
  Common stock, par value $1 per share,
    authorized 20,000,000 shares.
    Issued 11,769,304 shares                           11,769      11,769
  Additional paid-in capital                            8,342       7,912
  Retained earnings                                   434,113     429,687
  Foreign currency translation adjustment             (20,263)    (18,720)
  Unrealized (losses) gains on investments                127         110
                                                     --------    --------
                                                      434,088     430,758
  Less treasury stock
    (4,237,698 and 4,105,057 shares)                  139,990     131,823
                                                     --------    --------
                                                      294,098     298,935
                                                     --------    --------

    Total                                            $512,544    $514,404
                                                     ========    ========

The accompanying notes are an integral part of these financial statements.

                      NCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Income
                   (In Thousands Except Per Share Amounts)
                                 (Unaudited)

                                              Three Months Ended July 31,
                                              ---------------------------
                                                 1996              1995
                                               --------          --------
Net Sales                                      $192,536          $192,153
                                              ---------         ---------
Operating Expenses
  Cost of sales, including
    warehousing & commissions                   101,694           101,743
  Marketing & administrative expenses            79,188            76,860
                                               --------          --------
                                                180,882           178,603
                                               --------          --------

Operating Income                                 11,654            13,550

Other (Expenses) Income
  Revaluation of foreign currencies                (277)              116
  Net interest                                      130               240
                                              ---------         ---------
Income before Income Taxes                       11,507            13,906

Provision for Income Taxes                        4,841             5,703
                                              ---------         ---------

Net Income                                    $   6,666         $   8,203
                                              =========         =========
Average Number of
  Shares Outstanding                              7,579             8,239
                                              =========         =========

Earnings Per Share                            $    0.88         $    1.00
                                              =========         =========

Cash Dividend Paid Per Share                  $    0.30         $     .30
                                              =========         =========

Cash Dividend Declared Not Paid               $    0.30         $     .30
                                              =========         =========


The accompanying notes are an integral part of these financial statements.

                        NCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)
                                                    Three Months Ended
                                                           July 31,
                                                   --------------------
                                                     1996         1995
                                                   --------     --------
Cash Flows from Operating Activities
  Net Income                                        $ 6,666      $ 8,203
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                     3,757        3,417
    Provision for losses on accounts receivable       1,858        2,003
    Deferred income taxes                            (1,590)      (1,001)
    Retirement and deferred compensation plans        1,675        2,027
    Other noncash items                                  72         (112)
    Change in assets and liabilities, excluding net
      assets acquired in the purchase of businesses:
      Accounts receivable                              (934)      (1,630)
      Inventories                                    (1,098)      (4,527)
      Prepaid expenses                               (2,907)      (4,441)
      Accounts payable, accrued expenses and
        income taxes payable                          5,074        2,293
      Other noncurrent assets                          (245)        (552)
                                                   --------     --------


    Net cash provided by operating activities        12,328        5,680
                                                   --------     --------


Cash Flows from Investing Activities
  Sales of property, plant and equipment                232          221
  Purchases of property, plant and equipment         (5,550)      (5,303)
  Redemptions of marketable securities               13,315       17,468
  Purchases of marketable securities                 (5,581)      (2,132)
  Other                                              (1,012)      (1,012)
                                                   --------     --------

    Net cash provided in investing activities         1,404        9,242
                                                   --------     --------


Cash Flows from Financing Activities
  Proceeds from notes payable                           928        2,442
  Payments of notes payable                          (3,509)      (3,443)
  Payments of long-term debt                             76          -
  Borrowing of cash surrender values                  1,914        1,887
  Payments of dividends                              (2,280)      (2,493)
  Purchases of treasury stock                        (7,897)      (8,881)
  Proceeds from exercise of stock options                46           37
                                                   --------     --------

    Net cash used in financing activities           (10,722)     (10,451)
                                                   --------     --------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                 (760)       1,018
                                                   --------     --------

Net Increase in Cash and Cash Equivalents             2,250        5,489

Cash and Cash Equivalents at Beginning of Year       21,806       16,264
                                                   --------     --------

Cash and Cash Equivalents at End of Period          $24,056      $21,753
                                                   ========     ========

The accompanying notes are an integral part of these financial statements.

                      NCH CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements


1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of July 31, 1996, and April 30, 1996, the results of its operations for the three months ended July 31, 1996 and 1995, and cash flows for the three months then ended.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 NCH Corporation Report to the Shareholders, which is included in Part II of Form 10-K.

The results of operations for the three month period ended July 31, 1996, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consisted of the following (in thousands of dollars):

                                                     July 31,    April 30,
                                                      1996         1996
                                                     --------    --------

  Raw Materials                                      $ 15,406    $ 15,387
  Finished Goods                                       90,144      89,381
  Sales Supplies                                        2,087       2,139
                                                     --------    --------
                                                     $107,637    $106,907
                                                     ========    ========

3.  Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common shares outstanding during the period.


4.  Supplemental Cash Flow Information

Cash payments for interest for the three months ended July 31, 1996 and 1995, were approximately $564,000 and $607,000, respectively. Cash payments for income taxes were approximately $3,062,000 and $8,771,000 for the same periods, respectively.

                      NCH CORPORATION AND SUBSIDIARIES
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


Liquidity and Capital Resources

    In the fiscal quarter ended July 31, 1996, working capital decreased to $262.7 million from $267.4 million at April 30, 1996, and the current ratio was 3.2 to 1 at July 31, 1996, compared to 3.3 to 1 at April 30, 1996. The total of cash, cash equivalents and marketable securities decreased by $5.5 million in the fiscal quarter to $98.4 million at July 31, 1996, as shown on the Consolidated Balance Sheets. Net cash flows from operations totaled $12.3 million and additional cash was provided by net redemptions of marketable securities of $7.7 million. Principal uses of cash consisted of treasury stock purchases of $7.9 million, net capital expenditures of $5.3 million, net payments of notes payable and long term debt of $2.5 million, and payment of dividends of $2.3 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

    The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at May 31, 1996, compared to February 28, 1996. This is reflected by the foreign currency translation component of stockholders' equity, which changed from an $18.7 million reduction of equity at April 30, 1996, to a $20.3 million reduction of equity at July 31, 1996.

    Accounts receivable decreased by $2.3 million and inventories increased by $.7 million in the quarter ended July 31, 1996, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first fiscal quarter was to decrease the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable decreasing by $.9 million and inventories increasing by $1.1 million during the quarter. Inventory levels increased in the Company's domestic operations, due to higher inventory requirements as a result of a long-term trend of increasing sales and expansion of the domestic product line.

    Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $5.1 million when measured exclusive of the effect of exchange rate changes, but increased by $4.2 million as reported on the Consolidated Balance Sheets. This increase was primarily due to an increase in income taxes payable in the Company's domestic and European operations, due to normal timing differences in the amounts of tax payments in the current quarter compared to the preceding quarter.

    Net expenditures for property, plant and equipment amounted to $5.3 million for the quarter ended July 31, 1996, and consisted of the installation and update of worldwide computer systems, other normal additions of data processing and operating equipment and continuing construction of a warehouse/office facility for a domestic subsidiary. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to decrease those reported values.

    Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased exclusive of the effect of exchange rate changes by $2.5 million during the three months ended July 31, 1996. The decrease was due primarily to the maturation and repayment of a short-term loan in one of the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, showing a larger decrease of $2.7 million.

    A regular quarterly dividend of $.30 per share, declared by the directors of the Company on April 10, 1996, was paid on June 17, 1995, amounting to $2.3 million. On July 25, 1996, the directors of the Company declared a regular quarterly dividend of $.30 per share, payable September 16, 1996, to shareholders of record September 3, 1996.


Operating Results

First Quarter Comparison - Prior Year

    Net sales for the first quarter of fiscal 1996 increased marginally to $192.5 million in the current year as compared with $192.2 million reported in the same quarter of the last fiscal year. Domestically, net sales in the first quarter of the current year increased 2% over the first quarter of the prior year. International net sales, when measured on a local country currency basis, increased approximately 2%. When reported n U.S. dollars, international net sales in the first quarter of the current year decreased 2% as compared to the first quarter of the prior year.

    Operating expenses as a percent of net sales increased 1% in the current quarter to 93.9% of net sales compared to 92.9% in the first quarter last year. As a result, operating income before other expenses and income taxes for the quarter ended July 31, 1996, was 6.1% of net sales compared to 7.1% of net sales for the quarter ended July 31, 1995.

    In the three months ended July 31, 1996, net interest income was $.1 million compared to $.2 million in the same quarter of the prior year. Revaluation of foreign currencies was a loss of $.3 million in the first quarter of the current year compared to a gain of $.1 million in the same period of the prior year.

    Provision for income taxes was 42.1% of pre-tax income in the first quarter of the current year compared to 41.0% of pre-tax income in the prior year. Net income for the quarter ended July 31, 1996, was 3.5% of net sales compared to 4.3% of net sales in the quarter ended July 31, 1995.


First Quarter Comparison - Preceding Quarter

    Net sales of $192.5 million for the first quarter of fiscal 1997 were slightly higher than the $190.6 million net sales reported in the fourth quarter of fiscal 1996. International net sales were 3% higher when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes, while domestic net sales were marginally lower than the fourth quarter of the prior year.

    Operating expenses as a percent of net sales were 93.9% in the current quarter compared to 91.5% in the fourth quarter of the last fiscal year. Operating expenses in the domestic operations were higher as a percent of net sales due to normal quarter-to-quarter sales and expense fluctuations. As a result, operating income before other expenses and income taxes for the quarter ended July 31, 1996, was 6.1% of net sales compared to 8.5% of net sales for the quarter ended April 30, 1996.

    Net interest income in the three months ended July 31, 1996, amounted to $.1 million compared to $.5 million in the three months ended April 30, 1996. The revaluation of foreign currencies resulted in a loss of $.3 million in the first quarter of the current year compared to a loss of $.1 million in the fourth quarter of the prior year.

    Provision for income taxes in the quarter ended July 31, 1996, amounted to 42.1% of pre-tax income compared to 38.2% of pre-tax income in the quarter ended April 30, 1996. The lower overall tax rate in the fourth quarter of the prior year was due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended July 31, 1996, was 3.5% of net sales compared to 5.4% of net sales in the quarter ended April 30, 1996.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended July 31, 1996.

                                  SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   NCH Corporation
                                          -------------------------------
                                                     (Registrant)




Date      September 10, 1996                     /s/ Tom Hetzer
     ----------------------------         -------------------------------
                                                     Tom Hetzer
                                              Vice President - Finance
                                           (Principal Accounting Officer)