Form 10-Q
period 1996-10-31
NCH CORP
filed 1996-12-12
CIK 69960

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For quarter ended October 31, 1996  Commission file number 1-5838
                          ----------------                         ------

                                  NCH CORPORATION
        -----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                   DELAWARE                            75-0457200
        -------------------------------            -----------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)


        P.O. Box 152170
        2727 Chemsearch Blvd.
        Irving, TX                                      75015-2170
        ---------------------------                -----------------
        (Address of principal                           (Zip Code)
        executive offices)

        Registrant's telephone number, include area code  (214) 438-0211
                                                          --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
        requirements for the past 90 days.  Yes  X   No
                                                ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at December 2, 1996
        --------------------------       -------------------------------
        Common Stock, $1 par value                 7,185,539
        --------------------------       -------------------------------

                               NCH CORPORATION

                                    INDEX

                                                                 Page No.
                                                                 -------
        Part I.  Financial Information:

        Consolidated Balance Sheets --
                October 31, 1996 and April 30, 1996                  3

        Consolidated Statements of Income --
                Three Months and Six Months Ended
                October 31, 1996 and 1995                            4

        Consolidated Statements of Cash Flows --
                Six Months Ended October 31, 1996 and 1995           5

        Notes to Consolidated Financial Statements              6 -  7

        Management's Discussion and Analysis of
                Financial Condition and Results of Operations   8 - 16


        Part II. Other Information                                  17


                      NCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (In Thousands Except Share and Per Share Data)
                                (Unaudited)
                                                October 31,     April 30,
                                                   1996           1996
                                               -----------     ---------
        Assets
        Current Assets
          Cash and cash equivalents               $ 24,492      $ 21,806
          Marketable securities                     69,722        82,077
          Accounts receivable, net                 143,054       146,744
          Inventories                              106,816       106,907
          Prepaid expenses                           8,790         6,862
          Deferred income taxes                     19,635        18,471
                                                  --------      --------
          Total Current Assets                     372,509       382,867
                                                  --------      --------

        Property, Plant and Equipment              202,366       199,700
          Accumulated depreciation                 111,748       110,983
                                                  --------      --------
                                                    90,618        88,717
                                                  --------      --------
        Deferred Income Taxes                       27,492        26,105
                                                  --------      --------
        Other                                       16,576        16,715
                                                  --------      --------
                Total                             $507,195      $514,404
                                                  ========      ========

        Liabilities and Stockholders' Equity
        Current Liabilities
          Notes payable to banks                     1,761         7,448
          Current maturities of
             long-term debt                          3,732         3,743
          Accounts payable                          50,725        54,194
          Accrued expenses                          32,199        29,824
          Income taxes payable                      21,990        17,997
          Dividends payable                          9,428         2,299
                                                  --------      --------
                Total Current Liabilities          119,835       115,505
                                                  --------      --------

        Long-Term Debt, less
          current maturities                           153            49
                                                  --------      --------

        Retirement and Deferred
          Compensation Plans                       103,850        99,915
                                                  --------      --------

        Stockholders' Equity
          Common stock, par value
            $1 per share, authorized
            20,000,000 shares.  Issued
            11,769,304 shares                       11,769        11,769
          Additional paid-in capital                 8,347         7,912
          Retained Earnings                        436,762       429,687
          Foreign currency translation
            adjustment                             (18,570)      (18,720)
          Unrealized (losses) gains on
            investments                                244           110
                                                  --------      --------
                                                   438,552       430,758

          Less treasury stock
            (4,516,765 and 4,105,057 shares)       155,195       131,823
                                                  --------      --------
                                                   283,357       298,935
                                                  --------      --------
                Total                             $507,195      $514,404
                                                  ========      ========

        The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (In Thousands Except Per Share Amounts)
                                 (Unaudited)


                                   Three Months         Six Months
                                 Ended October 31,    Ended October 31,
                                ------------------    -----------------
                                  1996      1995        1996      1995
                                --------  --------    --------  --------
        Net Sales               $192,585  $194,424    $385,121  $386,577
                                --------  --------    --------  --------
        Operating Expenses
        Cost of sales, including
         warehousing and
         commissions             100,930   102,659     202,624   204,402
        Marketing and
         administrative
         expenses                 74,421    73,988     153,609   150,848
                                --------  --------    --------  --------
                                 175,351   176,647     356,233   355,250
                                --------  --------    --------  --------
        Operating Income          17,234    17,777      28,888    31,327

        Other (Expenses) Income
        Revaluation of
         foreign currencies         (286)     (178)       (563)      (62)
        Net interest                 162       368         292       608
        Gain on sale of
         subsidiary                3,536         0       3,536         0
                                --------  --------    --------  --------

        Income before Income
         Taxes                    20,646    17,967      32,153    31,873

        Provision for Income
         Taxes                     8,604     7,379      13,445    13,082
                                --------  --------    --------  --------
        Net Income              $ 12,042  $ 10,588    $ 18,708  $ 18,791
                                ========  ========    ========  ========

        Weighted Average Number
         of Shares Outstanding     7,350     8,140       7,455     8,194
                                   =====     =====       =====     =====
        Earnings Per Share         $1.64     $1.30       $2.51     $2.29
                                   =====     =====       =====     =====
        Cash Dividend Paid Per
         Share                     $ .30     $ .30       $ .60     $ .60
                                   =====     =====       =====     =====
        Cash Dividend Declared
         Not Paid                  $1.30     $1.30       $1.30     $1.30
                                   =====     =====       =====     =====

        The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)
                                                      Six Months Ended
                                                          October 31,
                                                    --------------------
                                                      1996        1995
                                                    --------    --------
        Cash Flows from Operating Activities
          Net Income                                $ 18,708    $ 18,791
          Adjustments to reconcile net income to
              net cash provided by operating
              activities:
            Depreciation and amortization              7,350       7,048
            Gain on sale of subsidiary                (3,536)          -
             Provision for losses on accounts
                receivable                             3,533       4,102
             Deferred income taxes                    (2,641)      1,358
             Retirement and deferred compensation
                plans                                  3,998         777
             Other noncash items                         141        (307)
             Changes in assets and liabilities,
              excluding net assets acquired in the
              purchase of businesses:
                Accounts Receivable                   (1,484)     (1,600)
                Inventories                               59      (7,342)
                Prepaid Expenses                      (2,227)     (2,744)
                Accounts payable, accrued expenses
                  and income taxes payable             1,710      (3,805)
                Other noncurrent assets                 (959)     (1,160)
                                                     -------     -------
             Net cash provided by operating
              activities                              24,652      15,118
                                                     -------     -------
        Cash Flows from Investing Activities
          Sales of property, plant and equipment         649         350
          Purchases of property, plant and
           equipment                                 (10,473)     (9,397)
          Redemptions of marketable securities        24,367      24,390
          Purchases of marketable securities         (11,806)     (5,074)
          Acquisitions of businesses                    (246)          -
          Sale of subsidiary                           7,932           -
          Other                                       (1,012)     (1,012)
                                                     -------     -------
             Net cash provided by investing
              activities                               9,411       9,257
                                                     -------     -------
        Cash Flows from Financing Activities
          Proceeds from notes payable                  1,266       2,834
          Payments of notes payable                   (6,804)     (3,202)
          Payments of long-term debt                     (10)        (39)
          Borrowing of cash surrender values           1,914       1,887
          Payments of dividends                       (4,504)     (4,942)
          Purchases of treasury stock                (23,102)    (13,372)
          Proceeds from exercise of stock options         46         130
                                                     -------     -------
             Net cash used in financing activities   (31,194)    (16,704)

        Effect of Exchange Rate Changes on Cash
          and Cash Equivalents                          (183)       (172)
                                                     -------     -------
        Net Increase in Cash and Cash Equivalents      2,686       7,499

        Cash and Cash Equivalents at Beginning of
         Year                                         21,806      16,264
                                                     -------     -------
        Cash and Cash Equivalents at End of Period  $ 24,492    $ 23,763
                                                     =======     =======

        The accompanying notes are an integral part of these financial statements.

                       NCH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


        1.  Basis of Presentation
            ---------------------

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of October 31, 1996, and April 30, 1996, the results of its operations for the six months ended October 31, 1996 and 1995, and cash flows for the six months then ended.

        The accounting policies followed by the Company are set forth in
        Note 1 to the Company's financial statements in the 1996 NCH Corporation Report to the Shareholders, which is included in
        Part II of Form 10-K.

        The results of operations for the six month period ended October 31, 1996, are not necessarily indicative of the results to be expected for the full year.


        2.  Inventories
            -----------

        Inventories consisted of the following (in thousands of dollars):


                                        October 31,        April 30,
                                           1996              1996
                                        ----------         ---------
        Raw Materials                      $16,366           $15,387
        Finished Goods                      88,220            89,381
        Sales Supplies                       2,230             2,139
                                          --------          --------
                                          $106,816          $106,907
                                          ========          ========



        3.  Earnings Per Common Share
            -------------------------

        Earnings per common share are based upon the weighted average number of common shares outstanding during the period.


        4.  Supplemental Cash Flow Information
            ----------------------------------

        Cash payments for interest for the six months ended October 31, 1996 and 1995, were approximately $820,000 and $1,340,000, respectively. Cash payments for income taxes were approximately $11,813,000 and $17,155,000 for the same periods, respectively.

                    NCH CORPORATION AND SUBSIDIARIES
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations



        Liquidity and Capital Resources
        -------------------------------

          In the six months ended October 31, 1996, working capital decreased to $252.7 million from $267.4 million at April 30, 1996, and the current ratio was 3.1 to 1 at October 31, 1996, compared to 3.3 to 1 at April 30, 1996. The total of cash, cash equivalents and marketable securities decreased by $9.7 million in the first six months to $94.2 million at October 31, 1996, as shown on the Consolidated Balance Sheets. Net
        cash flows from operations totaled $24.7 million.   Additional
        cash was provided by net redemptions of marketable securities of $12.6 million and the sale of subsidiary assets of $7.9 million. Principal uses of cash consisted of treasury stock purchases of $23.1 million, net capital expenditures of $9.8 million, net payments of notes payable and long term debt of $5.5 million, and payment of dividends of $4.5 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.


          The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries increased slightly as a result of the change in the Company's composite spot rate at August 31, 1996, compared to February 29, 1996. This is reflected by the minimal change in the foreign currency translation component of stockholders' equity.

          Accounts receivable decreased by $3.7 million and inventories decreased by $.1 million in the six months ended October 31, 1996, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first six months was to increase the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable decreasing by $2.0 million and inventories decreasing by $.1 million during the quarter.

          Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $1.7 million when measured exclusive of the effect of exchange rate changes, but increased by $2.9 million as reported on the Consolidated Balance Sheets. This increase was primarily due to an increase in income taxes payable in the Company's domestic and European operations, due to normal timing differences in the amounts of tax payments in the current quarter compared to the fourth quarter of the prior year.

          Net expenditures for property, plant and equipment amounted to $9.8 million for the six months ended October 31, 1996, and consisted of the installation and update of worldwide computer systems, other normal additions of data processing and operating equipment and continuing construction of a warehouse/office facility for a domestic subsidiary. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to increase those reported values.

          Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased exclusive of the effect of exchange rate changes by $5.5 million during the six months ended October 31, 1996. The decrease was due primarily to the maturation and repayment of a short-term loan in one of the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, showing a larger decrease of $ 5.6 million.

          The directors of the Company declared a regular quarterly dividend of $.30 per share on September 11, 1996, payable December 16, 1996, to shareholders of record December 2, 1996. On September 11, 1996, the directors of the Company also declared a special dividend of $1.00 per share, payable December 16, 1996 to shareholders of record December 2, 1996. Cash dividends paid during the first six months of the fiscal year amounted to $4.5 million.

        Operating Results
        -----------------

        Second Quarter Comparison - Prior Year

          Net sales for the second quarter of fiscal 1996 decreased 1% to $192.6 million in the current year as compared with $194.4 million reported in the same quarter of the last fiscal year. Domestically, net sales in the second quarter of the current year decreased 1% over the second quarter of the prior year. International net sales, when measured on a local currency basis and when measured in U.S. dollars, decreased approximately 1% as compared to the second quarter of the prior year.

          Operating expenses as a percent of net sales increased slightly in the current quarter to 91.1% of net sales compared to 90.9% in the second quarter last year. As a result, operating income before other expenses and income taxes for the quarter ended October 31, 1996, was 8.9% of net sales compared to 9.1% of net sales for the quarter ended October 31, 1995.

          In the quarter ended October 31, 1996, net interest income was $.2 million compared to $.4 million in the same quarter of the prior year. Revaluation of foreign currencies was a loss of $.3 million in the second quarter of the current year compared to a loss of $.2 million in the same period of the prior year. During the quarter ended October 31, 1996, the Company sold subsidiary assets, resulting in a gain of $3.5 million before taxes ($2.3 million after taxes). This subsidiary's sales during the year ended April 30, 1996 were less than 1% of the Company's consolidated annual sales, and therefore this transaction is not expected to have a material impact on the Company's future operations.

          Provision for income taxes was 41.7% of pre-tax income in the second quarter of the current year compared to 41.1% of pre-tax income in the prior year. Net income for the quarter ended October 31, 1996, was 6.3% of net sales compared to 5.4% of net sales in the quarter ended October 31, 1995.

        Second Quarter Comparison - Preceding Quarter

          Net sales of $192.6 million for the second quarter of fiscal 1997 were slightly higher than the $192.5 million net sales reported in the first quarter. International net sales were 10% lower when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes, while domestic net sales were 9% higher than the previous quarter.

          Operating expenses as a percent of net sales were 91.1% in the current quarter compared to 93.9% in the first quarter.
        Operating expenses in the domestic operations were lower as a percent of net sales due to normal quarter-to-quarter sales and expense fluctuations. As a result, operating income before other expenses and income taxes for the quarter ended October
        31, 1996, was 8.9% of net sales compared to 6.1% of net sales for the quarter ended July 31, 1996.

          Net interest income in the three months ended October 31, 1996, amounted to $.2 million compared to $.1 million in the three months ended July 31, 1996. The revaluation of foreign currencies resulted in a loss of $.3 million in both the first and second quarter of the current year. The sale of subsidiary assets in the quarter ended October 31, 1996 resulted in a pre-tax gain of $3.5 million ($2.3 million after tax).

          Provision for income taxes in the quarter ended October 31, 1996, amounted to 41.7% of pre-tax income compared to 42.1% of pre-tax income in the quarter ended July 31, 1996. The lower overall tax rate in the second quarter was due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended October 31, 1996, was 6.3% of net sales compared to 3.5% of net sales in the quarter ended July 31, 1996.


        Six Months Comparison - Prior Year

          Net sales for the six months ended October 31, 1996, decreased slightly to $385.1 million as compared with $386.6 million reported in the first six months of the last fiscal year. Domestically, net sales increased slightly in the six months compared to a year ago. International net sales decreased 1% as reported in U.S. dollars and were negatively affected by changes in currency translation rates. International net sales, when measured on a local country currency basis, increased approximately 1%.

          Operating expenses, as a percent of net sales, increased to 92.5% for the six months of the current year compared to 91.9% for the first six months of the prior year. As a result, operating income before other expenses and income taxes for the six months ended October 31, 1996, was 7.5% of net sales compared to 8.1% of net sales for the six months ended October 31, 1995.

          In the six months ended October 31, 1996, net interest income was $.3 million compared to $.6 million in the first six months of the prior year. Revaluation of foreign currencies amounted to a loss of $.6 million in the first six months of the current year compared to a loss of $.1 million in the same period of the prior year. The sale of subsidiary assets in the six months ended October 31, 1996 resulted in a pre-tax gain of $3.5 million ($2.3 million after tax).

          Provision for income taxes was 41.8% of pre-tax income in the first six months of the current year compared to 41.0% of pre-tax income in the prior year. Net income for the six months ended October 31, 1996 was 4.9% of net sales compared to 4.9% of net sales for the six months ended October 31, 1995.

                PART II.  OTHER INFORMATION




        Item 6.  Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the six months ended October 31, 1996.




                                                 SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NCH Corporation
                                           ---------------
                                           (Registrant)




        Date      December 12, 1996        /s/ Tom Hetzer
                  -----------------        --------------
                                           Tom Hetzer
                                           Vice President - Finance
                                           (Principal Accounting Officer)