Form 10-Q
period 1997-01-31
NCH CORP
filed 1997-03-07
CIK 69960

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For quarter ended January 31, 1997   Commission file number 1-5838
                          ----------------                          ------


                                  NCH CORPORATION
        ------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                   DELAWARE                             75-0457200
        -------------------------------            -------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)


               P.O. Box 152170
            2727 Chemsearch Blvd.
                 Irving, TX                             75015-2170
        -------------------------------            -------------------
           (Address of principal                        (Zip Code)
             executive offices)

        Registrant's telephone number, include area code  (214) 438-0211
                                                          --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                ---   ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                Outstanding at February 28, 1997
        --------------------------       --------------------------------
        Common Stock, $1 par value                   7,178,954
        --------------------------       --------------------------------

                                NCH CORPORATION

                                     INDEX

                                                                  Page No.
                                                                  --------
        Part I.  Financial Information:

        Consolidated Balance Sheets --
                January 31, 1997 and April 30, 1996                   3

        Consolidated Statements of Income --
                Three Months and Nine Months Ended
                January 31, 1997 and 1996                             4

        Consolidated Statements of Cash Flows --
                Nine Months Ended January 31, 1997 and 1996           5

        Notes to Consolidated Financial Statements               6 -  7

        Management's Discussion and Analysis of
                Financial Condition and Results of Operations    8 - 15


        Part II. Other Information                                   16


                        NCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (In Thousands Except Share and Per Share Data)
                                  (Unaudited)
                                                  January 31,    April 30,
                                                     1997          1996
                                                  ----------     --------
        Assets
        Current Assets
          Cash and cash equivalents                 $ 28,225     $ 21,806
          Marketable securities                       64,456       82,077
          Accounts receivable, net                   144,650      146,744
          Inventories                                105,606      106,907
          Prepaid expenses                             8,081        6,862
          Deferred income taxes                       18,910       18,471
                                                    --------     --------
        Total Current Assets                         369,928      382,867
                                                    --------     --------

        Property, Plant and Equipment                204,997      199,700
          Accumulated depreciation                   114,585      110,983
                                                    --------     --------
                                                      90,412       88,717
                                                    --------     --------
        Deferred Income Taxes                         28,178       26,105
                                                    --------     --------
        Other                                         15,099       16,715
                                                    --------     --------
                Total                               $503,617     $514,404
                                                    ========     ========

        Liabilities and Stockholders' Equity
        Current Liabilities
          Notes payable to banks                       1,692        7,448
          Current maturities of
             long-term debt                            3,732        3,743
          Accounts payable                            51,646       54,194
          Accrued expenses                            32,944       29,824
          Income taxes payable                        20,448       17,997
          Dividends payable                            2,156        2,299
                                                    --------     --------
                Total Current Liabilities            112,618      115,505
                                                    --------     --------

        Long-Term Debt, less
          current maturities                             159           49
                                                    --------     --------

        Retirement and Deferred
          Compensation Plans                         106,247       99,915
                                                    --------     --------

        Stockholders' Equity
          Common stock, par value
            $1 per share, authorized
            20,000,000 shares.  Issued
            11,769,304 shares                         11,769       11,769
          Additional paid-in capital                   8,466        7,912
          Retained Earnings                          442,432      429,687
          Foreign currency translation
            adjustment                               (19,251)     (18,720)
          Unrealized (losses) gains on
            investments                                  239          110
                                                    --------     --------
                                                     443,655      430,758
          Less treasury stock
            (4,583,750 and 4,105,057 shares)         159,062      131,823
                                                    --------     --------
                                                     284,593      298,935
                                                    --------     --------
                Total                               $503,617     $514,404
                                                    ========     ========

        The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (In Thousands Except Per Share Amounts)
                                 (Unaudited)
                                   Three Months         Nine Months
                                 Ended January 31,    Ended January 31,
                                ------------------   ------------------
                                  1997      1996       1997      1996
                                --------  --------   --------  --------

        Net Sales               $193,291  $195,679   $578,412  $582,256
                                --------  --------   --------  --------
        Operating Expenses
        Cost of sales, including
         warehousing and
         commissions             100,798   102,388    303,422   306,790
        Marketing and
         administrative
         expenses                 79,171    79,808    232,780   230,656
                                --------  --------   --------  --------
                                 179,969   182,196    536,202   537,446
                                --------  --------   --------  --------

        Operating Income          13,322    13,483     42,210    44,810

        Other (Expenses) Income
        Revaluation of
         foreign currencies         (271)     (610)      (834)     (672)
        Net interest                 252        63        544       671
        Gain on sale of
         subsidiary                    0         0      3,536         0
                                --------  --------   --------  --------

        Income before Income
         Taxes                    13,303    12,936     45,456    44,809

        Provision for Income
         Taxes                     5,565     5,667     19,010    18,749
                                --------  --------   --------  --------

        Net Income              $  7,738  $  7,269   $ 26,446  $ 26,060
                                ========  ========   ========  ========


        Weighted Average Number
         of Shares Outstanding     7,202     8,032      7,374     8,141
                                   =====     =====      =====     =====
        Earnings Per Share         $1.07     $0.90      $3.59     $3.20
                                   =====     =====      =====     =====
        Cash Dividend Paid Per
         Share                     $1.30     $1.30      $1.90     $1.90
                                   =====     =====      =====     =====
        Cash Dividend Declared
         Not Paid                  $ .30     $ .30      $ .30     $ .30
                                   =====     =====      =====     =====

        The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)
                                                     Nine Months Ended
                                                         January 31,
                                                     ------------------
                                                       1997      1996
                                                     --------  --------

        Cash Flows from Operating Activities
          Net Income                                 $ 26,446  $ 26,060
          Adjustments to reconcile net income to
              net cash provided by operating
              activities:
            Depreciation and amortization              11,508    10,965
            Gain on sale of subsidiary                 (3,536)        0
            Provision for losses on accounts
              receivable                                5,750     6,142
            Deferred income taxes                      (2,631)   (3,224)
            Retirement and deferred compensation
              plans                                     6,588     5,880
            Other noncash items                          (660)      575
            Changes in assets and liabilities,
             excluding net assets acquired in the
             purchase of businesses:
               Accounts Receivable                     (6,840)   (4,192)
               Inventories                              1,038    (3,417)
               Prepaid Expenses                        (1,705)   (3,112)
               Accounts payable, accrued expenses
                 and income taxes payable               2,666       467
               Other noncurrent assets                  1,142    (1,012)
                                                     --------  --------

            Net cash provided by operating
             activities                                39,766    35,132
                                                     --------  --------

        Cash Flows from Investing Activities
          Sales of property, plant and equipment          726       534
          Purchases of property, plant and
           equipment                                  (14,268)  (13,365)
          Redemptions of marketable securities         38,794    41,420
          Purchases of marketable securities          (20,974)   (9,372)
          Acquisitions of businesses                     (246)        0
          Sale of subsidiary                            7,932         0
          Other                                        (1,012)   (1,012)
                                                     --------  --------
             Net cash provided by investing
              activities                               10,952    18,205
                                                     --------  --------

        Cash Flows from Financing Activities
          Proceeds from notes payable                   2,679     7,855
          Payments of notes payable                    (8,287)   (5,495)
          Additional long-term debt                       124         0
          Payments of long-term debt                      (23)   (3,245)
          Borrowing of cash surrender values            1,914     1,887
          Payments of dividends                       (13,844)  (15,394)
          Purchases of treasury stock                 (27,173)  (20,395)
          Proceeds from exercise of stock options         359     1,060
                                                     --------  --------
             Net cash used in financing activities    (44,251)  (33,727)
                                                     --------  --------
        Effect of Exchange Rate Changes on Cash
          and Cash Equivalents                            (48)   (1,189)
                                                     --------  --------

        Net Increase in Cash and Cash Equivalents       6,419    18,421

        Cash and Cash Equivalents at Beginning of
         Year                                          21,806    16,264
                                                     --------  --------

        Cash and Cash Equivalents at End of Period   $ 28,225  $ 34,685
                                                     ========  ========

        The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements


        1.  Basis of Presentation
            ---------------------

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of January 31, 1997, and April 30, 1996, the results of its operations for the nine months ended January 31, 1997 and 1996, and cash flows for the nine months then ended.

        The accounting policies followed by the Company are set forth in
        Note 1 to the Company's financial statements in the 1996 NCH Corporation Report to the Shareholders, which is included in
        Part II of Form 10-K.

        The results of operations for the nine month period ended January 31, 1997, are not necessarily indicative of the results to be expected for the full year.


        2.  Inventories
            -----------

        Inventories consisted of the following (in thousands of dollars):

                                        January 31,        April 30,
                                           1997              1996
                                        ----------         --------
        Raw Materials                     $ 15,001         $ 15,387
        Finished Goods                      88,289           89,381
        Sales Supplies                       2,316            2,139
                                          --------         --------
                                          $105,606         $106,907
                                          ========         ========

        3.  Earnings Per Common Share
            -------------------------

        Earnings per common share are based upon the weighted average number of common shares outstanding during the period.


        4.  Supplemental Cash Flow Information
            ----------------------------------

        Cash payments for interest for the nine months ended January 31, 1997 and 1996, were approximately $1,112,000 and $1,940,000, respectively. Cash payments for income taxes were approximately $18,861,000 and $27,781,000 for the same periods, respectively.

                        NCH CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



        Liquidity and Capital Resources
        -------------------------------

          In the nine months ended January 31, 1997, working capital decreased to $257.3 million from $267.4 million at April 30, 1996, and the current ratio was 3.3 to 1 at January 31, 1997 and at April 30, 1996.  The total of cash, cash equivalents and marketable securities decreased by $11.2 million in the first nine months to $92.7 million at January 31, 1997, as shown on the Consolidated Balance Sheets.  Net cash flows from
        operations totaled $39.8 million.   Additional cash was
        provided by net redemptions of marketable securities of $17.8 million and the sale of subsidiary assets of $7.9 million. Principal uses of cash consisted of treasury stock purchases of $27.2 million, payment of dividends of $13.8 million, net capital expenditures of $13.5 million, and net payments of notes payable and long term debt of $5.5 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

          The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased slightly as a result of the change in the Company's composite spot rate at November 30, 1996, compared to February 29, 1996. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $18.7 million reduction of equity at April 30, 1996, to a $19.3 million reduction of equity at January 31, 1997.

          Accounts receivable decreased by $2.1 million and inventories decreased by $1.3 million in the nine months ended January 31, 1997, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first nine months was to decrease the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable decreasing by $1.1 million and inventories increasing by $1.0 million during the quarter.

          Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $2.7 million when measured exclusive of the effect of exchange rate changes, but increased by $3.0 million as reported on the Consolidated Balance Sheets. This increase was primarily due to normal timing differences in the amounts of tax payments in the current quarter compared to the fourth quarter of the prior year.

          Net expenditures for property, plant and equipment amounted to $13.5 million for the nine months ended January 31, 1997, and consisted of the installation and update of worldwide computer systems, normal additions of operating equipment and continuing construction of a warehouse/office facility for a domestic subsidiary. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to decrease those reported values.

          Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased exclusive of the effect of exchange rate changes by $5.5 million during the nine months ended January 31, 1997. The decrease was due primarily to the maturation and repayment of a short-term loan in one of the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, showing a larger decrease of $5.7 million.

          The directors of the Company declared a regular quarterly dividend of $.30 per share on January 22, 1997, payable March
        17, 1997, to shareholders of record March 3, 1997. Cash dividends paid during the first nine months of the fiscal year amounted to $13.8 million.

        Operating Results
        -----------------

        Third Quarter Comparison - Prior Year

          Net sales for the third quarter decreased 1% to $193.3 million in the current year as compared with $195.7 million reported in the same quarter of the last fiscal year. Domestically, net sales in the third quarter of the current year increased 1% over the third quarter of the prior year. International net sales decreased 4% as reported in U.S. dollars and were negatively affected by changes in currency translation rates. International net sales, when measured on a local currency basis, increased approximately 2% as compared to the third quarter of the prior year.

          In the current quarter, operating expenses as a percent of net sales, as compared to the third quarter last year, remained constant at 93.1% of net sales. As a result, operating income before other expenses and income taxes was 6.9% of net sales for the quarter ended January 31, 1997, and also for the quarter ended January 31, 1996.

          In the quarter ended January 31, 1997, net interest income was $.3 million compared to $.1 million in the same quarter of the prior year. Revaluation of foreign currencies was a loss of $.3 million in the third quarter of the current year compared to a loss of $.6 million in the same period of the prior year.

          Provision for income taxes was 41.8% of pre-tax income in the third quarter of the current year compared to 43.8% of pre-tax income in the prior year. Net income for the quarter ended January 31, 1997, was 4.0% of net sales compared to 3.7% of net sales in the quarter ended January 31, 1996.


        Third Quarter Comparison - Preceding Quarter

          Net sales of $193.3 million for the third quarter of fiscal 1997 were slightly higher than the $192.6 million net sales reported in the second quarter. International net sales were 16% higher when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes, while domestic net sales were 11% lower than the previous quarter.

          Operating expenses as a percent of net sales were 93.1% in the current quarter compared to 91.1% in the second quarter. Operating expenses in the domestic operations were higher as a percent of net sales due to normal quarter-to-quarter sales and expense fluctuations. As a result, operating income before other expenses and income taxes for the quarter ended January 31, 1997, was 6.9% of net sales compared to 8.9% of net sales for the quarter ended October 31, 1996.

          Net interest income in the three months ended January 31, 1997, amounted to $.3 million compared to $.2 million in the three months ended October 31, 1996. The revaluation of foreign currencies resulted in a loss of $.3 million in both the second and third quarters of the current year. The sale of subsidiary assets in the prior quarter resulted in a pre-tax gain of $3.5 million ($2.3 million after tax). This subsidiary's sales during the year ended April 30, 1996 were less than 1% of the Company's consolidated annual sales, and therefore this transaction is not expected to have a material impact on the Company's future operations.

          Provision for income taxes in the quarter ended January 31, 1997, amounted to 41.8% of pre-tax income compared to 41.7% of pre-tax income in the quarter ended October 31, 1996. The overall tax rate in the third quarter was due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended January 31, 1997, was 4.0% of net sales compared to 6.3% of net sales in the quarter ended October 31, 1996.

        Nine Months Comparison - Prior Year

          Net sales for the nine months ended January 31, 1997, decreased to $578.4 million as compared with $582.3 million reported in the first nine months of the last fiscal year. Domestically, net sales increased 1% in the nine months compared to a year ago. International net sales decreased 2% as reported in U.S. dollars and were negatively affected by changes in currency translation rates. International net sales, when measured on a local country currency basis, increased approximately 1%.

          Operating expenses, as a percent of net sales, increased to 92.7% for the nine months of the current year compared to 92.3% for the first nine months of the prior year. As a result, operating income before other expenses and income taxes for the nine months ended January 31, 1997, was 7.3% of net sales compared to 7.7% of net sales for the nine months ended January 31, 1996.

          In the nine months ended January 31, 1997, net interest income was $.5 million compared to $.7 million in the first nine months of the prior year. Revaluation of foreign currencies amounted to a loss of $.8 million in the first nine months of the current year compared to a loss of $.7 million in the same period of the prior year. The sale of subsidiary assets in the nine months ended January 31, 1997 resulted in a pre-tax gain of $3.5 million ($2.3 million after tax).

          Provision for income taxes was 41.8% of pre-tax income in the first nine months of the current year and in the first nine months of the prior year. Net income for the nine months ended January 31, 1997 was 4.6% of net sales compared to 4.5% of net sales for the nine months ended January 31, 1996.

                PART II.  OTHER INFORMATION




        Item 6.  Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the nine months ended January 31, 1997.




                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             NCH Corporation
                                             ---------------
                                             (Registrant)





        Date      March 5, 1997              /s/ Tom Hetzer
                  -------------              --------------
                                             Tom Hetzer
                                             Vice President - Finance
                                             (Principal Accounting Officer)