Form 10-K405
period 1997-04-30
NCH CORP
filed 1997-07-16
CIK 69960

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended April 30, 1997       Commission file number 1-5838
                             --------------                              ------

                                    NCH CORPORATION
   ----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               DELAWARE                                    75-0457200
   ----------------------------------------   ---------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

        P.O. Box 152170
   2727 Chemsearch Boulevard
         Irving, Texas                                       75015
   ----------------------------------------   ---------------------------------
   (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code        (972)438-0211
                                                      -------------------------

   Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
         Title of each class                   which registered
         -------------------                   ----------------

      COMMON STOCK, $1 PAR VALUE           NEW YORK STOCK EXCHANGE

   Securities registered pursuant to Section 12(g) of the Act:       NONE
                                                               ----------------

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

                                 Approximate Aggregate
                                    Market Value*         Total Shares
                                  of Shares Held by       Outstanding
            Class                   Non-affiliates      at July 11, 1997
   --------------------------       --------------      ---------------
   COMMON STOCK, $1 PAR VALUE       $ 192,630,400          7,167,476
   --------------------------       --------------      ---------------

   *The approximate aggregate market value of the common stock held by non-affiliates is based on the closing price of these shares on the New York Stock Exchange on July 11, 1997.

            DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's 1997 Annual Report to the Shareholders and definitive Proxy Statement relating to the Registrant's 1997 Annual Shareholders Meeting are incorporated by reference in Parts II and III of this Form 10-K.

                    DOCUMENTS INCORPORATED BY REFERENCE


   Location in Form 10-K                        Incorporated Document

                                  PART II

   Item 5 - Market for the Registrant's         Page 28 of the 1997
   Common Equity and Related Shareholder        Annual Report.
   Matters.

   Item 6 - Selected Financial Data.            Page 14 of the 1997
                                                Annual Report.

   Item 7 - Management's Discussion and         Pages 14-16 of the 1997
   Analysis of Financial Condition and          Annual Report.
   Results of Operations.

   Item 8 - Financial Statements and            Pages 17-28 of the 1997
   Supplementary Data.                          Annual Report.


                                 PART III

   Item 10 - Directors and Executive          Pages 2-4 and 11 of the Company's
   Officers of the Registrant.                Proxy Statement dated June
                                              24, 1997, in connection with
                                              its Annual Meeting to be held
                                              on July 24, 1997.

   Item 11 - Executive Compensation.          Pages 4-8 of the Company's
                                              Proxy Statement dated June
                                              24, 1997, in connection with
                                              its Annual Meeting to be held
                                              on July 24, 1997.

   Item 12 - Security Ownership of Certain    Pages 11-12 of the Company's
   Beneficial Owners and Management.          Proxy Statement dated June
                                              24, 1997, in connection with
                                              its Annual Meeting to be held
                                              on July 24, 1997.

   Item 13 - Certain Relationships and        Pages 2-3 and 9 of the Company's
   Related Transactions.                      Proxy Statement dated June
                                              24, 1997, in connection with
                                              its Annual Meeting to be held
                                              on July 24, 1997.

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

        Competitive conditions in the industry involved are severe and the Company believes that no one enterprise or group of enterprises has a dominant or preeminent position in the market. Further, the Company believes that no enterprise has a significant percentage of the market.
   No informative statement can be made as to the Company's rank in its industry. Not only do other concerns compete in the broad general range of maintenance, repair or supply products, but there are also many competitors who produce one or more products which compete with specific products sold by the Company. Competition in the industry is primarily on the basis of price, service and product performance. The Company's main emphasis is on service and product performance rather than price. Sales of Company products are not dependent upon a limited number of customers, and no particular customer accounts for more than 3% of net sales.

        Qualified sales representatives are crucial to the Company's operations. In addition to industry competition, the Company competes with the entire business community for qualified sales representatives. This competition has been, and remains, severe. The Company has a required formal training program for its sales representatives consisting of in-house and field training. Based on the Company's experience in the last three years, turnover of new sales representatives in the first year is estimated to be 81%. The annual cost of recruiting and training sales representatives over the past three years has averaged approximately $44 million per year.

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

        As of the end of its last fiscal year the Company employed 10,458 persons. The Company employs 83 professional or technical persons on its laboratory staff ranging from Ph.D's to nongraduate chemical technicians. Although the laboratory staff spends time on research activities relating to the development of new products or services and the improvement of existing products or services, the staff is also engaged in quality control and customer service activities. Costs cannot be broken down between these various activities. The approximate amounts spent on laboratory operations in the years ended April 30, 1997, 1996 and 1995, were $5.0 million, $4.6 million and $4.6 million, respectively. All laboratory costs, including research and development, are expensed as incurred.

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

        International sales are conducted through subsidiaries in Europe, Canada, Latin America, Australia and the Far East. Intercompany sales and profits have been eliminated from the following schedule. Corporate expenses are allocated between the geographic areas. Identifiable assets are those identified with the operations in each geographic area. Corporate assets include portions of cash and cash equivalents and marketable securities.

        Financial information by geographic area, in thousands of dollars, follows for the years ended April 30:

                                                             Latin
                          United                Pacific &   America    Consoli-
                          States     Europe     Far East    & Canada    dated
                          --------   --------   --------    --------   --------

   1997
   Net Sales              $417,411   $266,263    $34,313     $48,774   $766,761
   Net Income               21,809     11,686         86       1,094     34,675
   Identifiable Assets     267,639    114,486     17,476      23,325    422,926
   Corporate Assets                                                      74,665

   1996
   Net Sales              $412,027   $275,353    $35,727     $49,727   $772,834
   Net Income               20,341     15,247        247         472     36,307
   Identifiable Assets     256,625    126,041     17,789      21,094    421,549
   Corporate Assets                                                      92,855

   1995
   Net Sales              $408,668   $244,517    $31,837     $50,076   $735,098
   Net Income (Loss)        22,294     13,354        313        (379)    35,582
   Identifiable Assets     246,926    123,659     17,792      20,383    408,760
   Corporate Assets                                                     120,377


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

        The Company owns and occupies a total of 17 office or office/warehouse combinations in 3 states and 6 foreign countries, located in Europe and Latin America, containing approximately 773,000 square feet.

        In addition, the Company leases additional warehouse space, manufacturing plants, and office space at various locations in the United States and abroad, none of which is material in relation to the Company's overall assets.

        During the last fiscal year the Company made investments, net of dispositions, of $16,018,000 ($17,659,000 gross) in property, plant and equipment.

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

         Executive Officers of the Registrant
         -----------------------------------

        The following are the executive officers of the Company as of June 1, 1997:

   Name                    Office                                   Age
   ----                    ------                                   ---

   Lester A. Levy          Chairman of the Board; Director           74

   Milton P. Levy, Jr.     Chairman of the Executive Committee;
                           Director                                  71

   Irvin L. Levy           President; Director                       68

   Earl Nicholson          Senior Vice President                     75

   James A. Stone          Senior Vice President                     75

   Joe Cleveland           Vice President and Secretary              63

   Tom Hetzer              Vice President - Finance                  60

   Glen Scivally           Vice President and Treasurer              56



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


                                PART II


   Item 5.  Market for the Registrant's Common Equity and
            ---------------------------------------------
            Related Stockholder Matters
            ---------------------------

        Market and Dividend Information, appearing on page 28 of the 1997 Annual Report, is incorporated by reference herein.


   Item 6.  Selected Financial Data
            -----------------------

        Selected Financial Data, appearing on page 14 of the 1997 Annual Report, is incorporated by reference herein.

   Item 7.  Management's Discussion and Analysis of
            ---------------------------------------
            Financial Condition and Results of Operations
            ---------------------------------------------

        Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 14-16 of the 1997 Annual Report, is incorporated by reference herein.


   Item 8.  Financial Statements and Supplementary Data
            -------------------------------------------

        The Financial Statements and Supplementary Data, appearing on pages 17-28 of the 1997 Annual Report, is incorporated by reference herein.


   Item 9.  Changes in and Disagreements with Accountants on
            ------------------------------------------------
            Accounting and Financial Disclosure
            -----------------------------------

        None

                                PART III

   Item 10.  Directors and Executive Officers of the Registrant
             --------------------------------------------------

        Information on directors of the registrant, found on pages 2-4 of the Company's Proxy Statement dated June 24, 1997, in connection with its Annual Meeting to be held July 24, 1997, is incorporated by reference herein.

        Information on executive officers of the registrant, found on page 11 of the Company's Proxy Statement dated June 24, 1997, is incorporated by reference herein.


   Item 11. Executive Compensation
            ----------------------

        Information on executive compensation and transactions, found on pages 4-8 of the Company's Proxy Statement dated June 24, 1997, in connection with its Annual Meeting to be held July 24, 1997, is incorporated by reference herein.



   Item 12. Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

        Information on security ownership of principal stockholders and management, found on pages 11-12 of the Company's Proxy Statement dated June 24, 1997, in connection with its Annual Meeting to be held on July 24, 1997, is incorporated by reference herein.


   Item 13. Certain Relationships and Related Transactions
            ----------------------------------------------

        Information on certain relationships and related transactions, found on pages 2-3 and 9 of the Company's Proxy Statement dated June 24, 1997, in connection with its Annual Meeting to be held on July 24, 1997, is incorporated by reference herein.

                                PART IV


   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

   (a)(1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report on pages 15-16. The information set forth on pages 15-16 of this report is incorporated by reference. The consolidated financial statements set forth on page 15 of this report are filed as part of this Form 10-K by incorporation by reference to pages 17-28 of the 1997 Annual Report.


   (a)(3) and (c): Exhibits. For a list of the exhibits filed as a part of this report, see the Index to Exhibits on page 19 of this report, which is incorporated by reference.


   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 1997.


   (d) Not applicable.

                                SIGNATURES

   The Issuer
   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NCH Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, and the State of Texas, on this 6th day of June, 1997.

                                              NCH CORPORATION, Registrant

                                              By /s/ Irvin L. Levy
                                              -------------------------------
                                              Irvin L. Levy, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NCH Corporation and in the capacities and on the date indicated.

   Signature                    Capacity at Registrant            Date
   ---------                    ----------------------            ----

   /s/Lester A. Levy            Chairman of the Board;            June 6, 1997
   ------------------------     Director
   Lester A. Levy


   /s/Milton P. Levy, Jr.       Chairman of the Executive         June 6, 1997
   ------------------------     Committee; Director
   Milton P. Levy, Jr.


   /s/Irvin L. Levy             President; Director               June 6, 1997
   ------------------------     (Principal Executive Officer)
   Irvin L. Levy


   /s/Tom Hetzer                Vice President - Finance          June 6, 1997
   ------------------------     (Principal Accounting Officer)
   Tom Hetzer


   /s/Robert L. Blumenthal      Director                          June 6, 1997
   ------------------------
   Robert L. Blumenthal


   /s/Rawles Fulgham            Director                          June 6, 1997
   ------------------------
   Rawles Fulgham


   /s/Jerrold M. Trim           Director                          June 6, 1997
   ------------------------
   Jerrold M. Trim


   /s/Thomas B. Walker Jr.      Director                          June 6, 1997
   ------------------------
   Thomas B. Walker Jr.

                                NCH CORPORATION
                            AND SUBSIDIARY COMPANIES


                                  FORM 10-K
                 ITEMS 8, 14(a)(1) and (2) and (a)(3) and (c)

            INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


        The following consolidated financial statements are filed as part of this Form 10-K by incorporation by reference to pages 17-28 of the 1997 Annual Report.


   Consolidated Financial Statements:
     Statements of Income, Years Ended April 30, 1997, 1996 and 1995 Balance Sheets, April 30, 1997 and 1996
     Statements of Cash Flows, Years Ended April 30, 1997, 1996 and 1995 Statements of Stockholders' Equity, Years Ended April 30, 1997, 1996
        and 1995
   Notes to Consolidated Financial Statements
   Independent Auditors' Report
   Selected Unaudited Quarterly Data, Years Ended April 30, 1997 and 1996



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

   INDEPENDENT AUDITORS' REPORT

   The Stockholders and Board of Directors
   NCH Corporation:


        Under date of June 3, 1997, we reported on the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended
   April 30, 1997, as contained in the 1997 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/  KPMG Peat Marwick LLP

   Dallas, Texas
   June 3, 1997



                                           NCH CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                    (In Thousands)



                                        Balance at      Charged to       Foreign       Deductions--    Balance
                                        Beginning       Costs and        Currency        Accounts     at End of
           Description                  of Period       Expenses       Translation     Written-Off      Period
   --------------------------------     ---------       ----------     -----------     -----------    ----------
   Reserves Deducted in the Balance
   Sheet from Assets to Which They
   Apply

   Allowances for Doubtful Accounts

   Year Ended April 30, 1997              $16,259           $6,939         $(1,311)         $6,263       $15,624
                                          =======           ======         =======          ======       =======


   Year Ended April 30, 1996              $16,879           $7,697         $  (284)         $8,033       $16,259
                                          =======           ======         =======          ======       =======


   Year Ended April 30, 1995              $16,469           $7,100         $   713          $7,403       $16,879
                                          =======           ======         =======          ======       =======

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

   Exhibit 10.2 (1) (3)   Form of Non-Qualified Stock Option
                          Agreement

   Exhibit 10.5 (1) (3)   Forms of Deferred Compensation
                          Agreements with Messrs. Irvin, Lester,
                          and Milton Levy

   Exhibit 10.7 (3) (4)   Fourth and Fifth Amendments to Deferred Compensation
                          Agreements with Messrs. Irvin, Lester,
                          and Milton Levy

   Exhibit 10.8 (3) (5)   Executive Committee Incentive Bonus Plan

   Exhibit 10.9 (2) (3)   Fourth, Fifth and Sixth Amendments to Deferred
                          Compensation Agreements with Messrs. Irvin, Lester, and Milton Levy

   Exhibit 13 (2)         Annual Report for the year ended April 30, 1997
                          for information only and not filed

   Exhibit 21 (2)         Subsidiaries of the Registrant

   Exhibit 23 (2)         Independent Auditors' Consent

   Exhibit 27 (2)         Financial Data Schedule

   Exhibit 99 (2)         Definitive Proxy Statement regarding
                          the Company's 1997 Annual Meeting of
                          Stockholders

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

                        NCH CORPORATION AND SUBSIDIARIES
           EXHIBIT 10.9 AMENDMENTS TO DEFERRED COMPENSATION AGREEMENTS



                             FOURTH AMENDMENT TO
                        DEFERRED COMPENSATION AGREEMENT
                        -------------------------------


   STATE OF TEXAS

   COUNTY OF DALLAS


        THIS FOURTH AMENDMENT to that certain agreement between the parties heretofore dated September 11, 1985 (the "Agreement") is made by and between NCH Corporation, a Delaware corporation (the "Corporation") and IRVIN L. LEVY, an individual employee of the Corporation ("Levy"), executed as of this 2nd day of April, 1997.

                                 R E C I T A L S:

        The following facts exist:

        A. The parties hereto have previously entered into the Agreement which has been amended by amendments dated July 20, 1988, January 1, 1989
   and February 3, 1993.   A purported amendment dated February 23, 1993 styled
   Fifth Amendment should have correctly been the Third Amendment and, in fact, there is no Fifth Amendment.

        B. The parties desire to amend the Agreement to reflect a different "Annual Amount" in the event of retirement, death or disability.

        C. Except as amended herein, the terms of the Agreement shall remain in full force and effect.

   -----------------------------

        NOW, THEREFORE, for and in consideration of the covenants and agreements of the parties hereto and other good and valuable consideration the sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

        1. The first full paragraph of paragraph 2 (not including subparagraphs (a) - (e)) of the Agreement is hereby deleted and the following paragraph is substituted in its stead:

              "2.     Payment Upon Retirement, Death, or Disability.  At any
        time, Levy may retire from the active and daily service of the Corporation. Commencing with the date of such retirement, the Corporation shall pay to Levy an annual amount (the "Annual Amount") of $500,000. The Annual Amount shall be increased for retirement in a calendar year subsequent to 1997 by the increase in the United States Consumer Price Index (All Urban Consumers - U.S. City Average) for the preceding calendar year. The Annual Amount for each year shall be paid in twelve (12) equal monthly installments (the "Monthly Payments"), with an installment payable on the first day of each month. The Corporation shall continue to make such payments to Levy during his lifetime, and additionally agrees as follows:"



        IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.

                                                   NCH CORPORATION

   ATTEST:

                                                   By:

                                                   /s/  Joe Cleveland
                                                   ------------------
                                                   Secretary



                                                   /s/   Irvin L. Levy
                                                   -------------------

                               FIFTH AMENDMENT TO
                        DEFERRED COMPENSATION AGREEMENT
                        -------------------------------


   STATE OF TEXAS

   COUNTY OF DALLAS

        THIS FIFTH AMENDMENT to that certain agreement between the parties heretofore dated September 11, 1985 (the "Agreement") is made by and between NCH Corporation, a Delaware corporation (the "Corporation") and MILTON P. LEVY, JR., an individual employee of the Corporation ("Levy"), executed as of this 2nd day of April, 1997.

                              R E C I T A L S:

        The following facts exist:

        A. The parties hereto have previously entered into the Agreement which has been amended four times, the latest amendment being as of March 16, 1995.

        B. The parties desire to amend the Agreement to reflect a different "Annual Amount" in the event of retirement, death or disability.

        C. Except as amended herein, the terms of the Agreement shall remain in full force and effect.

   -------------------------------


        NOW, THEREFORE, for and in consideration of the covenants and agreements of the parties hereto and other good and valuable consideration the sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

        1. The first full paragraph of paragraph 2 (not including subparagraphs (a) - (e)) of the Agreement is hereby deleted and the following paragraph is substituted in its stead:

              "2.     Payment Upon Retirement, Death, or Disability.  At any
        time, Levy may retire from the active and daily service of the Corporation. Commencing with the date of such retirement, the Corporation shall pay to Levy an annual amount (the "Annual Amount") of $500,000. The Annual Amount shall be increased for retirement in a calendar year subsequent to 1997 by the increase in the United States Consumer Price Index (All Urban Consumers - U.S. City Average) for the preceding calendar year. The Annual Amount for each year shall be paid in twelve (12) equal monthly installments (the "Monthly Payments"), with an installment payable on the first day of each month. The Corporation shall continue to make such payments to Levy during his lifetime, and additionally agrees as follows:"

        IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.

                                                   NCH CORPORATION

   ATTEST:

                                                   By:

                                                   /s/  Joe Cleveland
                                                   ------------------
                                                   Secretary


                                                   /s/  Milton P. Levy, Jr.
                                                   ------------------------

                              SIXTH AMENDMENT TO
                        DEFERRED COMPENSATION AGREEMENT


   STATE OF TEXAS

   COUNTY OF DALLAS

        THIS SIXTH AMENDMENT to that certain agreement between the parties heretofore dated September 11, 1985 (the "Agreement") is made by and between NCH Corporation, a Delaware corporation (the "Corporation") and LESTER A. LEVY, an individual employee of the Corporation ("Levy"), executed as of this 2nd day of April, 1997.

                           R E C I T A L S:

        The following facts exist:

        A. The parties hereto have previously entered into the Agreement which has been amended by amendments dated July 20, 1988, January 1, 1989, February 23, 1993, and February 23, 1995. The 1995 amendment merely changed the name of the Third Amendment to the Fifth Amendment as inadvertently the Fifth Amendment was named the Third Amendment when it should have been named the Fifth Amendment.

        B. The parties desire to amend the Agreement to reflect a different method of determining compensation in the event of retirement, death or disability.

        C. Except as amended herein, the terms of the Agreement shall remain in full force and effect.

   ------------------------------

        NOW, THEREFORE, for and in consideration of the covenants and agreements of the parties hereto and other good and valuable consideration the sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

        1. The first full paragraph of paragraph 2 (not including subparagraphs (a) - (e)) of the Agreement is hereby deleted and the following paragraph is substituted in its stead:

              "2.     Payment Upon Retirement, Death, or Disability.  At any
        time, Levy may retire from the active and daily service of the Corporation. Commencing with the date of such retirement, the Corporation shall pay to Levy an annual amount (the "Annual Amount") of $500,000. The Annual Amount shall be increased for retirement in a calendar year subsequent to 1997 by the increase in the United States Consumer Price Index (All Urban Consumers - U.S. City Average) for the preceding calendar year. The Annual Amount for each year shall be paid in twelve (12) equal monthly installments (the "Monthly Payments"), with an installment payable on the first day of each month. The Corporation shall continue to make such payments to Levy during his lifetime, and additionally agrees as follows:"

        IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.

                                                   NCH CORPORATION

   ATTEST:

                                                   By:

                                                   /s/  Joe Cleveland
                                                   ------------------
                                                   Secretary



                                                   /s/  Lester A. Levy
                                                   -------------------

                          NCH CORPORATION AND SUBSIDIARIES
                                    EXHIBIT 13
                 ANNUAL REPORT FOR THE YEAR ENDED APRIL 30, 1997


   Selected Financial Data
   NCH Corporation and Subsidiaries
   (In Thousands Except Per Share Data)

   Years Ended April 30,


                    1997         1996         1995         1994         1993
                  --------     --------     --------     --------     --------

   Net Sales      $766,761     $772,834     $735,098     $679,987     $679,937

   Net Income     $ 34,675     $ 36,307     $ 35,582     $ 31,207     $ 37,613

   Earnings Per
   Share             $4.73        $4.51        $4.29        $3.77        $4.53

   Current Ratio  3.4 to 1     3.3 to 1     3.5 to 1     3.6 to 1     3.7 to 1

   Total Assets   $497,591     $514,404     $529,137     $485,223     $467,376

   Long-Term
   Debt           $    112     $     49     $  4,761     $  6,790     $  8,795

   Retirement
   and Deferred
   Compensation
   Plans          $107,057     $ 99,915     $ 92,157     $ 83,986     $ 80,026

   Cash Dividends
   Declared
   Per Share         $2.20        $2.20        $2.15        $2.00        $2.00

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ---------------------------------------------------------------
   RESULTS OF OPERATIONS
   ---------------------

   Liquidity and Capital Resources
   -------------------------------

        In the fiscal year ended April 30, 1997, working capital decreased to $260.1 million from $267.4 million at April 30, 1996. The current ratio was 3.4 to 1 at April 30, 1997, compared to 3.3 to 1 at April 30, 1996.
   The total of cash, cash equivalents and marketable securities decreased by $12.9 million to $91.0 million at April 30, 1997. Net cash flow from operations totaled $40.7 million for fiscal 1997. Principal uses of cash consisted of treasury stock purchases of $30.1 million, payment of dividends of $16.0 million and net capital expenditures of $16.0 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends. Long-term and short-term indebtedness has usually been limited to the borrowing of local country currencies by the Company's international subsidiaries to finance working capital requirements, although the Company has incurred debt domestically at various times when financially advantageous.

        The Company's international subsidiaries operate on a fiscal year ending on the last day of February. At February 28, 1997, the value of the U.S. dollar had increased relative to most of the currencies in which the Company's international subsidiaries operate. As a result, the reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at February 28, 1997, compared to February 29, 1996. This is reflected by the foreign currency translation component of stockholders' equity, which increased $7.0 million to a $25.7 million reduction of equity at April 30, 1997.

        As reported on the Consolidated Balance Sheets, accounts receivable decreased by $2.1 million in the year ended April 30, 1997. The change in accounts receivable presented in the Consolidated Statements of Cash Flows excludes the effect of exchange rates on the reported asset values and shows that accounts receivable, net of the provision for losses, increased by $5.5 million compared to the end of the prior year. The difference is due to the strength of the U.S. dollar at February 28, 1997, compared to February 29,
   1996.   The increase in accounts receivable, exclusive of exchange rates, was primarily the result of strong sales in certain of the domestic operations during the month of April.

        As reported on the Consolidated Balance Sheets, inventories increased by $.6 million in the year ended April 30, 1997. The change in inventories presented in the Consolidated Statements of Cash Flows excludes the effect of exchange rates on the reported asset values and shows that inventories increased $2.4 million in the same period. Inventories increased in the current year due to higher inventory requirements as a result of increasing sales and new products in several of the Company's domestic operations.

        Accounts payable, accrued expenses and income taxes payable decreased by $2.8 million as reported on the Consolidated Balance Sheets. Accounts payable and accrued expenses decreased as a result of normal business activity associated with timing of payments and was offset by an increase in income taxes payable. Income taxes payable increased due to the timing of payments in the current year as compared to the prior year and increased pre-tax income during the current year in the domestic operations.

        Net capital expenditures for property, plant and equipment were $16.0 million for the year ended April 30, 1997. These consisted of the installation and update of worldwide computer systems, normal additions of operating equipment, and continuing construction of a warehouse/office facility for a domestic subsidiary. Capital expenditures for the upcoming year are anticipated to be less than current year expenditures.

        Other assets decreased $5.2 million as reported on the Consolidated Balance Sheets. The decrease is due to the surrender of insurance contracts during the year and is partially offset by increases in computer software, patents and trademarks.

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

        Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased $4.7 million as reported on the Consolidated Balance Sheets. During the year, short-term borrowings, primarily in Europe, were repaid, and annual debt payments on domestic borrowings were made. Of the $3.9 million in long-term debt and current maturities, $3.7 million is an industrial revenue bond, used for the financing of a domestic facility. This industrial revenue bond is due in 2006, but is classified as a current liability due to redemption provisions in the loan agreement. The remaining long-term debt and current maturities and all $2.7 million of notes payable consist of international subsidiary borrowings in local country currencies used primarily to finance working capital requirements.

        The retirement and deferred compensation plan liability on the Consolidated Balance Sheets represents compensation deferred by employees and accrued interest on such deferrals as well as accrued retirement benefits under non-qualified retirement plans. Deferred compensation is expensed as earned with a liability recorded for payment in future years.

        During fiscal year 1997, cash dividends paid amounted to $16.0 million ($2.20 per share) compared to $17.7 million in 1996 ($2.20 per share). The directors of the Company declared an extra cash dividend of $1.00 per share on September 11, 1996, which was paid December 16, 1996. On April 2, 1997, the directors of the Company declared a regular quarterly cash dividend of $.30 per share of Common Stock to be paid June 16, 1997, to shareholders of record June 2, 1997. As of April 30, 1997, dividends of $2.1 million had been declared, but not paid.

   Operating Results
   -----------------

        Net sales of $766.8 million in fiscal 1997 were 1% lower than net sales of $772.8 million in fiscal 1996. Net sales in fiscal year 1996 were 5% higher than fiscal 1995 net sales of $735.1 million. Domestic net sales increased 1% from fiscal 1995 to 1996, and 1% from fiscal 1996 to 1997.
   Net sales from total international operations remained constant from fiscal 1996 to 1997 when measured on a local currency basis. Due to the strengthening of the U.S. dollar, sales from international operations reflected a decrease of 3% from fiscal 1996 to 1997 as reported in U.S. dollars. Total international net sales in fiscal 1996 increased 11% from 1995 as reported in U.S. dollars and 6% when measured on a local currency basis. Net sales in Europe remained constant on a local currency basis from fiscal 1996 to 1997 as compared to a 5% increase in local currency net sales from fiscal 1995 to 1996. When reported in U.S. dollars, net sales in Europe decreased 3% from fiscal 1996 to 1997, as compared to a 13% increase from fiscal 1995 to 1996. Net sales in the Pacific and Far East increased 7% on a local currency basis from fiscal 1996 to 1997 as compared to a 9% increase in local currency net sales from fiscal 1995 to 1996. Net sales in the Pacific and Far East decreased 4% from fiscal 1996 to 1997 as reported in U.S. dollars as compared to a 12% increase from fiscal 1995 to 1996. Net sales in Latin America and Canada decreased 12% on a local currency basis from fiscal 1996 to 1997 compared to a 14% increase from 1995 to 1996. Net sales in Latin America and Canada as reported in U.S. dollars decreased 3% from fiscal 1996 to 1997 and decreased 1% from fiscal 1995 to 1996.

        Operating income decreased to $56.3 million in fiscal 1997 compared to $61.0 million in 1996. Domestic operating margins decreased slightly from fiscal 1996 to 1997 reflecting higher marketing and administrative expenses. Internationally, operating margins decreased slightly due to increased administrative expenses in fiscal 1997 compared to 1996. Operating income increased to $61.0 million in fiscal 1996 from $56.9 million in 1995. Domestically, operating margins in fiscal 1996 increased from 1995 due to lower cost of sales and administrative expenses. International operating margins in fiscal 1996 decreased slightly due to increased cost of sales and administrative expenses.

        In fiscal year 1997, the Company reported net interest income of $.8 million compared to net interest income of $1.2 million in 1996. There was a reduction in marketable securities during the current fiscal year which reduced interest income from the prior year. The $1.2 million in net interest income in fiscal 1996 compared to net interest income of $2.5 million in 1995.

        Loss on revaluation of foreign currencies was $2.4 million in fiscal 1997 compared to a loss of $.8 million in fiscal 1996. This loss is attributable to foreign exchange expense in certain European subsidiaries and translation losses in hyper-inflationary countries in 1997. In fiscal 1996, loss on currency revaluation was $.8 million compared to a negligible gain in 1995. The Company enters into foreign exchange contracts and foreign currency option contracts from time to time to manage its exposure to foreign currency rate changes.

        During the year ended April 30, 1997, the Company sold subsidiary assets, resulting in a gain of $3.5 million before taxes ($2.3 million after taxes). This subsidiary's sales during the year ended April 30, 1996, were less than 1% of the Company's consolidated annual sales, and therefore this transaction is not expected to have a material impact on the Company's future operations.

        The overall corporate tax rate for fiscal 1997 was 40.4% of pre-tax income compared to 40.9% in 1996 and 40.2% in 1995. A reconciliation of the effective tax rates to U.S. statutory rates is contained in the Notes to Consolidated Financial Statements.

        Net income in fiscal year 1997 decreased 4% to $34.7 million from $36.3 million in 1996. Earnings per share increased 5% to $4.73 per share in fiscal 1997, however, due to the decrease in the weighted average number of common shares outstanding during the current year. Net income in fiscal 1996 was 2% higher than the $35.6 million reported in 1995. Earnings per share in fiscal 1996 were $4.51, a 5% increase from the $4.29 reported in 1995, due to a decrease in the weighted average number of common shares outstanding and an increase in net income during fiscal 1996.

        On a geographic area basis, net income for the United States increased 7% to $21.8 million in fiscal year 1997, due to the sale of subsidiary assets during the year and a lower effective income tax rate in 1997 compared to 1996. Net income of $20.3 million in fiscal 1996 was lower than the $22.3 million reported in 1995, primarily due to lower interest income and a higher effective income tax rate in 1996 compared to 1995.

        Net income in Europe decreased 23% from $15.2 million in fiscal 1996 to $11.7 million in 1997. The decrease in net income from fiscal 1996 to 1997 was primarily attributable to decreased sales in certain European countries plus the negative effect of the stronger U.S. dollar in 1997 compared to 1996. Net income in fiscal 1995 was $13.4 million. The increase in net income from fiscal 1995 to 1996 was primarily attributable to increased sales in 1996.

        Net income in the Pacific and Far East operations was $.1 million in fiscal 1997 compared to $.2 million in 1996. Net income of $.2 million in fiscal 1996 compared to net income of $.3 million reported in 1995.

        Latin America and Canada had net income of $1.1 million in fiscal 1997 compared to $.5 million in 1996. Net income of $.5 million in fiscal 1996 compared to a net loss of $.4 million reported in 1995. Income improvement in this area is primarily the result of higher operating margins in certain Latin American countries.

   Recent Accounting Pronouncements
   --------------------------------

        The Company implemented Statement of Financial Accounting Standards
   (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of May 1, 1996. Implementation of this statement was not material to the Company's financial position or results of operations. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of the asset in question may not be recoverable.

        The Company also implemented SFAS No. 123, "Accounting for Stock-Based
   Compensation" as of May 1, 1996.   Implementation of this standard did not
   affect the Company's financial position or results of operations. This statement allows a company to continue to measure compensation cost for employee stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures of net income and earnings per share are required, however, using the fair value based method of accounting defined in SFAS No. 123. Additional disclosures relating to implementation of this statement are contained in the Notes to Consolidated Financial Statements.

        In February 1997, the Financial Accounting Standards Board issued
   SFAS No. 128, "Earnings Per Share", which supersedes APB Opinion No. 15. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of conversion of securities, such as stock options, into common stock. SFAS 128 is required to be adopted for fiscal 1998, and after adoption, all prior period data presented will be restated to conform with SFAS 128. The Company does not expect that basic and diluted EPS measured under SFAS 128 will be materially different from the current presentation of earnings per share measured under APB No. 15. The Company will present both EPS measures on the face of the income statement for fiscal year-end 1998.


   Consolidated Statements of Income
   NCH Corporation and Subsidiaries
   (In Thousands Except Per Share Data)

   Years Ended April 30,

                                           1997         1996         1995
                                         --------     --------     --------

   Net Sales                             $766,761     $772,834     $735,098
                                         --------     --------     --------

   Operating Expenses
     Cost of sales, including
       warehousing and commissions        403,317      407,141      388,620
     Marketing and administrative
       expenses                           307,193      304,692      289,534
                                         --------     --------     --------
                                          710,510      711,833      678,154


   Operating Income                        56,251       61,001       56,944

   Other (Expenses) Income
     Revaluation of foreign currencies     (2,373)        (789)          41
     Net interest                             801        1,171        2,506
     Gain on sale of subsidiary             3,536            -            -
                                         --------     --------     --------


   Income before Income Taxes              58,215       61,383       59,491


   Provision for Income Taxes              23,540       25,076       23,909
                                         --------     --------     --------

   Net Income                            $ 34,675     $ 36,307     $ 35,582
                                         ========     ========     ========

   Earnings Per Share                       $4.73        $4.51        $4.29
                                            =====        =====        =====


   The accompanying notes are an integral part of these financial statements.


   Consolidated Balance Sheets
   NCH Corporation and Subsidiaries
   (In Thousands Except Share Data)

   As of April 30,


                                                        1997        1996
                                                      --------    --------
   Assets

   Current Assets
     Cash and cash equivalents                        $ 21,273    $ 21,806
     Marketable securities                              69,700      82,077
     Accounts receivable (less allowance for
       doubtful accounts of $15,624 and $16,259)       144,664     146,744
     Inventories                                       107,502     106,907
     Prepaid expenses                                    6,228       6,862
     Deferred income taxes                              18,579      18,471
                                                      --------    --------
       Total Current Assets                            367,946     382,867
                                                      --------    --------

   Property, Plant and Equipment                       202,830     199,700
   Accumulated depreciation                            114,330     110,983
                                                      --------    --------
                                                        88,500      88,717
                                                      --------    --------

   Deferred Income Taxes                                29,637      26,105
                                                      --------    --------
   Other                                                11,508      16,715
                                                      --------    --------
       Total                                          $497,591    $514,404
                                                      ========    ========


   Liabilities and Stockholders' Equity

   Current Liabilities
     Notes payable to banks                           $  2,694    $  7,448
     Current maturities of long-term debt                3,767       3,743
     Accounts payable                                   51,057      54,194
     Accrued expenses                                   28,286      29,824
     Income taxes payable                               19,874      17,997
     Dividends payable                                   2,149       2,299
                                                      --------    --------
       Total Current Liabilities                       107,827     115,505
                                                      --------    --------

   Long-Term Debt, less current maturities                 112          49
                                                      --------    --------

   Retirement and Deferred Compensation Plans          107,057      99,915
                                                      --------    --------

   Stockholders' Equity
     Common stock, par value $1 per share, authorized
       20,000,000 shares.  Issued 11,769,304 shares     11,769      11,769
   Additional paid-in capital                            8,708       7,912
   Retained earnings                                   448,513     429,687
   Foreign currency translation adjustment             (25,740)    (18,720)
   Unrealized gains on investments                          40         110
                                                      --------    --------
                                                       443,290     430,758

    Less treasury stock
      (4,606,705 and 4,105,057 shares)                 160,695     131,823
                                                      --------    --------
                                                       282,595     298,935
                                                      --------    --------

       Total                                          $497,591    $514,404
                                                      ========    ========


   The accompanying notes are an integral part of these financial statements.


   Consolidated Statements of Cash Flows
   NCH Corporation and Subsidiaries
   (In Thousands)

   Years Ended April 30,


                                                                      1997         1996         1995
                                                                    --------     --------     --------
   Cash Flows from Operating Activities
      Net income                                                     $34,675      $36,307      $35,582
        Adjustments to reconcile net income to net cash
              provided by operating activities:
           Depreciation and amortization                              15,092       14,981       13,854
           Gain on sale of subsidiary                                 (3,536)           -            -
           Provision for losses on accounts receivable                 6,939        7,697        7,100
           Deferred income taxes                                      (3,723)      (5,150)      (4,229)
           Retirement and deferred compensation plans                  7,860        8,143        7,536
           Other noncash items                                           546         (486)      (2,120)
           Change in assets and liabilities, excluding net assets
              acquired in the purchase of business:
             Accounts receivable                                     (12,414)      (5,824)     (13,535)
             Inventories                                              (2,397)        (995)     (20,481)
             Prepaid expenses                                           (286)        (183)         (34)
             Accounts payable, accrued expenses
               and income taxes payable                                 (381)      (4,020)      15,395
             Other noncurrent assets                                  (1,704)      (2,132)      (1,079)
                                                                    --------     --------     --------

            Net cash provided by operating activities                 40,671       48,338       37,989
                                                                    --------     --------     --------

   Cash Flows from Investing Activities
      Sales of property, plant and equipment                           1,641          823        1,880
      Purchases of property, plant and equipment                     (17,659)     (18,396)     (13,455)
      Redemptions of marketable securities                            45,927       52,590       51,660
      Purchases of marketable securities                             (33,657)     (22,031)     (58,468)
      Acquisition of business                                           (246)           -            -
      Sale of subsidiary                                               7,932            -            -
      Other                                                           (1,012)      (1,012)      (1,547)
                                                                    --------     --------     --------

            Net cash provided by (used in) investing activities        2,926       11,974      (19,930)
                                                                    --------     --------     --------


   Cash Flows from Financing Activities
      Proceeds from notes payable                                      2,296        2,487          106
      Payments of notes payable                                       (6,596)        (480)      (5,048)
      Additional long-term debt                                          114            -           35
      Payments of long-term debt                                         (24)      (3,275)      (1,912)
      Borrowing of cash surrender values                               1,914        1,887        1,708
      Surrender of insurance contracts                                 6,452            -            -
      Payments of dividends                                          (15,999)     (17,746)     (17,419)
      Purchases of treasury stock                                    (30,052)     (37,283)           -
      Proceeds from exercise of stock options                          1,800        1,077        1,649
                                                                    --------     --------     --------

            Net cash used in financing activities                    (40,095)     (53,333)     (20,881)
                                                                    --------     --------     --------


   Effect of Exchange Rate Changes on Cash and Cash Equivalents       (4,035)      (1,437)         332
                                                                    --------     --------     --------

   Net Increase (Decrease) in Cash and Cash Equivalents                 (533)       5,542       (2,490)

   Cash and Cash Equivalents at Beginning of Year                     21,806       16,264       18,754
                                                                    --------     --------     --------

   Cash and Cash Equivalents at End of Year                          $21,273      $21,806      $16,264
                                                                    ========     ========     ========


   The accompanying notes are an integral part of these financial statements.



   Consolidated Statements of Stockholders' Equity
   NCH Corporation and Subsidiaries
   (In Thousands Except Per Share Data)


                                                                                                 Foreign     Unrealized
                                     Common   Treasury  Common   Treasury Additional             Currency     Gains
                                     Stock    Stock     Stock      Stock    Paid-In   Retained  Translation  (Losses) on
                                     Shares   Shares    Amount    Amount    Capital   Earnings  Adjustment   Investments   Total
                                    -------   -------   -------   -------   -------   -------   ----------   ----------   --------
   Balance, April 30, 1994           11,769    (3,492)  $11,769  $(96,149)   $6,369  $393,193     $(22,100)           -   $293,082
   Net income                                                                          35,582                               35,582
   Cash dividends on common
    stock, $1.85 per share                                                            (15,350)                             (15,350)
   Dividend declared, but not
    paid, $.30 per share                                                               (2,493)                              (2,493)
   Treasury stock sold under
    stock option plans                             31                 877       772                                          1,649
   Treasury stock issued under
    stock participation plan
    and stock bonuses                               3                  66       207                                            273
   Foreign currency translation
    adjustment                                                                                      3,688                    3,688
   Unrealized losses on investments                                                                               $(255)      (255)
                                    -------   -------   -------   -------   -------   -------   ----------   ----------   --------

   Balance, April 30, 1995           11,769    (3,458)   11,769   (95,206)    7,348   410,932      (18,412)        (255)   316,176
   Net income                                                                          36,307                               36,307
   Cash dividends on common
    stock, $1.90 per share                                                            (15,253)                             (15,253)
   Dividend declared, but not
    paid, $.30 per share                                                               (2,299)                              (2,299)
   Treasury stock acquired                       (669)            (37,283)                                                 (37,283)
   Treasury stock sold under
    stock option plans                             20                 574       503                                          1,077
   Treasury stock issued under
    stock participation plan
    and stock bonuses                               2                  92        61                                            153
   Foreign currency translation
    adjustment                                                                                        (308)                   (308)
   Unrealized gains on investments                                                                                  365        365
                                    -------   -------   -------   -------   -------   -------   ----------   ----------   --------

   Balance, April 30, 1996           11,769    (4,105)   11,769  (131,823)    7,912   429,687      (18,720)         110    298,935
   Net income                                                                          34,675                               34,675
   Cash dividends on common
    stock, $1.90 per share                                                            (13,700)                             (13,700)
   Dividend declared, but not
    paid, $.30 per share                                                               (2,149)                              (2,149)
   Treasury stock acquired                       (537)            (30,052)                                                 (30,052)
   Treasury stock sold under
    stock option plans                             33               1,097       703                                          1,800
   Treasury stock issued under
    stock participation plan
    and stock bonuses                               2                  83        93                                            176
   Foreign currency translation
    adjustment                                                                                      (7,020)                 (7,020)
   Unrealized gains on investments                                                                                  (70)       (70)
                                    -------   -------   -------   -------   -------   -------   ----------   ----------   --------

   Balance, April 30, 1997           11,769    (4,607)  $11,769 $(160,695)   $8,708  $448,513     $(25,740)        $ 40   $282,595
                                    =======   =======   =======   =======   =======   =======   ==========   ==========   ========

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

        Foreign currency translation - With the exception of hyper-inflationary countries, all assets and liabilities of operations outside the United States are translated into U.S. dollars at period-end exchange rates, and income and expenses are translated at average rates for the year. Gains and losses resulting from translation, as well as gains and losses from foreign exchange contracts hedging the net assets of foreign subsidiaries, are included in the foreign currency translation adjustment component of stockholders' equity. Gains and losses from foreign exchange contracts hedging specific intercompany foreign currency commitments are deferred and accounted for as part of the hedged transaction. The hyper-inflationary countries have been translated into U.S. dollar equivalents as follows: current assets (except for inventories), current liabilities, long-term debt and other liabilities at period-end exchange rates; inventories, property, other assets, capital stock and retained earnings at historical rates; income and expense items at average rates for the year, except for cost of sales and depreciation expense, which are translated at historical rates. Gains and losses resulting from translation for hyper-inflationary countries are recognized in the income statement as expense or income in the current period. Exchange adjustments resulting from foreign currency transactions are recognized as expense or income in the current period for all countries.


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

           Research and development - Research and development costs, which are included in the costs of laboratory operations, are charged to expense as incurred. Research and development costs, however, cannot be separately identified from the total laboratory costs. Total laboratory costs amounted to approximately $5.0 million in 1997, $4.6 million in 1996 and $4.6 million in 1995.

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

        Stock options - The Company issues shares from its treasury as options are exercised. When an option is exercised, treasury stock is credited with the average cost of the treasury shares issued, and additional paid-in capital is charged or credited for the difference between the option price and the average cost of the treasury shares. No charge to income is made in connection with the stock option plan. Effective May 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". For the impact of the fair value of employee stock options granted during fiscal years 1997 and 1996, see footnote 8, "Capital Stock and Options".

        Earnings per share - Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding for the years ended April 30, 1997, 1996 and 1995, was 7,326,000, 8,052,000 and 8,294,000
   shares, respectively. Any dilution of earnings per share that might result from the exercise of presently outstanding stock options is not material.



   2.   Consolidated International Subsidiaries

        At April 30, 1997 and 1996, the parent Company's investment in consolidated international subsidiaries amounted to $45,151,000 and $43,931,000. The current year consolidated financial statements include international subsidiaries' assets of $155,287,000, liabilities of $60,914,000 and net income of $12,866,000, after allocation of corporate expenses and excluding intercompany sales and profits. For the prior year these subsidiaries had assets of $164,924,000, liabilities of $72,452,000 and net income of $15,966,000.


   3.   Income Taxes

        The following are the components of the provision for income taxes (in thousands of dollars):

                                     1997            1996            1995
                                   --------        --------        --------

   U.S. Federal     Current         $11,425         $10,675         $ 9,810
                    Deferred         (3,888)         (4,075)         (4,411)

   Foreign          Current          14,429          17,421          16,715
                    Deferred            165            (721)            182

   State                              1,409           1,776           1,613
                                   --------        --------        --------
                                    $23,540         $25,076         $23,909
                                   ========        ========        ========

        Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        The components of deferred tax assets and liabilities as of April 30 are as follows (in thousands of dollars):

   Deferred tax assets:                               1997            1996
                                                    --------        --------
        Allowance for doubtful accounts              $ 3,916         $ 4,172
        Inventory related                              4,277           3,672
        Insurance related                              3,491           3,118
        Accrued expenses                               5,756           6,055
        Retirement and deferred compensation plans    35,093          32,281
        Marketable securities                            (22)            (59)
        Foreign operating loss carryforwards           1,026             760
        Valuation allowance                              (55)            (94)
                                                    --------        --------
                                                      53,482          49,905
                                                    --------        --------
   Deferred tax liabilities:
        Depreciation                                   4,403           4,372
        Other                                            863             957
                                                    --------        --------
                                                       5,266           5,329
                                                    --------        --------
   Net deferred tax asset                            $48,216         $44,576
                                                    ========        ========

        A valuation allowance has been provided for certain foreign net operating loss carryforwards which are estimated to expire before they are utilized. The decreases in the valuation allowance during the years ended April 30, 1997, 1996, and 1995 were $39,000, $62,000 and $87,000, respectively.

        The following is a reconciliation of the difference between the U.S. statutory income tax rate and the effective tax rate:

                                               1997      1996      1995
                                              ------    ------    ------
   U.S. statutory rate                         35.0%     35.0%     35.0%
   Tax exempt interest                         (1.8)     (2.2)     (2.5)
   Other                                         .5        .8       (.1)
   Effect of international                      5.2       5.5       6.1
     operations
   Effect of state income                       1.5       1.8       1.7
     taxes                                    ------    ------    ------

   Effective tax rate                          40.4%     40.9%     40.2%
                                              ======    ======    ======

        The Company files a consolidated U.S. federal income tax return with its domestic subsidiaries. International subsidiaries file tax returns in countries of their incorporation. In addition, branches of certain U.S. and international companies file tax returns in countries in which they conduct business. Certain of these subsidiaries have operating loss carryforwards totaling approximately $3,019,000, which will expire between 1998 and 2003. The accumulated undistributed earnings of international subsidiaries not included in the consolidated U.S. federal income tax return approximated $74,834,000 at April 30, 1997, $69,286,000 at April 30, 1996 and $73,555,000
   at April 30, 1995. No provision is made in the accompanying consolidated financial statements for the estimated taxes that would result on distribution of the accumulated undistributed earnings since the Company intends to invest indefinitely in the operations of these subsidiaries. For 1997, 1996 and 1995, worldwide income tax payments amounted to $25,045,000, $33,668,000 and $22,624,000, respectively.


   4.   Inventories

        A summary of inventories at April 30 follows (in thousands of dollars):

                                                   1997            1996
                                                 --------        --------
        Raw materials                            $ 14,580        $ 15,387
        Finished goods                             90,915          89,381
        Sales supplies                              2,007           2,139
                                                 --------        --------
                                                 $107,502        $106,907
                                                 ========        ========


   5.   Property, Plant and Equipment

        Property, plant and equipment at April 30 consists of the following (in thousands of dollars):

                                                   1997            1996
                                                 --------        --------
        Land                                     $ 12,205        $ 12,047
        Buildings                                  83,658          81,212
        Equipment                                 106,967         106,441
                                                 --------        --------
                                                 $202,830        $199,700
                                                 ========        ========

        Depreciation charged to income was $13,882,000, $13,595,000 and $12,452,000 for each of the years ended April 30, 1997, 1996 and 1995, respectively. The estimated useful life of buildings is 25 to 40 years; equipment is 3 to 10 years.

   6.   Long-Term Debt

        Long-term debt at April 30 consists of the following (in thousands of dollars):
                                                              1997     1996
                                                             ------   ------
        Borrowed by domestic companies:
         Variable interest industrial revenue bond, secured
          by property, at 71.9% of prime.                    $3,700   $3,700
         Other                                                   20       40
                                                             ------   ------
                                                              3,720    3,740
                                                             ------   ------
        Borrowed by international companies                     159       52
                                                             ------   ------
                                                              3,879    3,792
        Less current maturities                               3,767    3,743
                                                             ------   ------
        Long-term debt, less current maturities              $  112   $   49
                                                             ======   ======

        Scheduled maturities of long-term debt for the years following April 30, 1997, are as follows: 1998 - $67,000; 1999 - $86,000;
   2000 - $15,000; 2001 - $11,000 and 2006 - $3,700,000.  The industrial revenue bond of $3,700,000 matures in 2006 and is classified as current based on call provisions in the loan agreement.



   7.   Employee Benefits

        Retirement plans - The parent and its domestic subsidiaries have various qualified retirement type plans covering substantially all domestic employees. None of these plans have defined benefits. Some of the international subsidiaries also have non-defined benefit retirement plans. These plans are funded on a current basis, and the cost of retirement benefits for past service has been fully funded. In addition, the Company has non-qualified deferred compensation plans for the primary purpose of providing retirement benefits. These plans are not funded, but provision for the estimated liabilities arising from these plans has been made in the consolidated financial statements. Expenses for retirement plans, exclusive of interest expense, were $13,316,000, $10,510,000 and $9,877,000 in the years ended April 30, 1997, 1996 and 1995, respectively.

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

                                                    1997      1996      1995
                                                   ------    ------    ------
   Service cost - benefits earned
     during the year                                 $ 23      $146      $ 98

   Interest cost on accumulated
     postretirement benefit obligation                226       202       179

   Net amortization of prior service cost             176       176       176
                                                   ------    ------    ------

   Net postretirement benefit expense                $425      $524      $453
                                                   ======    ======    ======

        The reconciliation of the accumulated postretirement benefit obligation to the recorded liability at April 30 is as follows (in thousands of dollars):

   Accumulated postretirement benefit obligation               1997     1996
                                                              ------   ------
     Retirees                                                 $  502   $  291
     Fully eligible active plan participants                   1,478    1,422
     Other active plan participants                            1,338    1,396
                                                              ------   ------
       Total                                                   3,318    3,109
   Unrecognized prior service cost                            (1,115)  (1,291)
                                                              ------   ------
   Accrued postretirement benefit liability                   $2,203   $1,818
                                                              ======   ======

        Measurement of the accumulated postretirement benefit obligation is based on a 7% assumed discount rate for 1997 and 1996.

        Certain of the Company's non-U.S. subsidiaries have health care plans for retirees, although many retirees outside of the United States are covered by government sponsored and administered programs.



   8.   Capital Stock and Options

        None of the Company's authorized 500,000 shares of $1 par value Preferred Stock has been issued.

        On April 2, 1997, the directors of the Company declared a regular quarterly cash dividend of $.30 per share of Common Stock to be paid June 16, 1997, to shareholders of record June 2, 1997.

        At April 30, 1997, the Company has a non-qualified stock option plan, which is described below. The Company applies APB Opinion No. 25 and related FASB Interpretations for its plans. No charge to income is made in connection with the stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                      1997            1996
                                                    --------        --------
   Net Income               As Reported              $34,675         $36,307
                            Pro Forma                $34,642         $36,307

   Earnings per share       As Reported               $ 4.73          $ 4.51
                            Pro Forma                 $ 4.73          $ 4.51

        Pro forma net income reflects only options granted in fiscal year 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to May 1, 1995 is not considered.

        Under the 1980 Non-Qualified Stock Option Plan, the Company may grant options to its employees for up to 1.5 million shares of common stock. At April 30, 1997, 1996 and 1995, 677,000, 710,000 and 730,000 shares of the
   Company's Common Stock, respectively, were reserved for issuance under this plan which grants options to key employees and officers. The purchase price under the grant cannot be less than the market value at the date of grant. The options under such plan are exercisable in equal amounts at the beginning of the second, third and fourth year of their lives and expire after five years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively; annual dividend yield of 3.8 percent and 4.0 percent weighted over the effective life of the options; expected volatility of 19.6 percent and 20.4 percent; risk-free interest rates of 5.8 percent and 5.5 percent; and expected lives of five years.

        A summary of the status of the Company's stock option plan as of April 30, 1997, 1996, and 1995, and changes during the years ended on those dates is presented below:

                                   (In Thousands Except Per Share Data)
                                           Years Ended April 30,
                           ---------------------------------------------------
                                 1997              1996             1995
                           ---------------   ---------------   ---------------
                                    Average           Average           Average
                           Number    Price   Number    Price   Number    Price
                             of       Per      of       Per      of       Per
                           Shares    Share   Shares    Share   Shares    Share
                           ------   ------   ------   ------   ------   ------
  Outstanding at beginning
    of period                 280   $58.81      243   $59.41      212   $57.97
  Granted                      78    57.25       72    55.25       64    61.00
  Exercised                   (33)   55.23      (20)   54.00      (31)   53.12
  Canceled or expired         (41)   58.39      (15)   57.46       (2)   55.84
                           ------   ------   ------   ------   ------   ------
  Outstanding at end
    of period                 284   $58.85      280   $58.81      243   $59.41
                           ======   ======   ======   ======   ======   ======
  Options exercisable
    at year-end               139   $60.53      145   $60.95      118   $59.53
                           ======   ======   ======   ======   ======   ======

        Stock options outstanding at April 30, 1997 had a range in exercise prices of $53.75 to $68.75 and an average remaining contractual life of 3.4 years. The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years ended
   April 30, 1997 and 1996 were $2.49 and $2.27, respectively. At April 30, 1997, 1996 and 1995, 19,000 shares of Treasury Stock, were reserved for issuance to employees under a stock participation plan.


   9.   Interest Costs

        During the years ended April 30, 1997, 1996 and 1995, interest costs, including interest expense on non-funded retirement plans, amounting to $4,383,000, $5,231,000 and $5,720,000, respectively, were expensed as incurred. For the same periods, interest payments were $2,480,000, $2,951,000 and $3,540,000, respectively.


   10.  Leases

        At April 30, 1997, the Company and its subsidiaries had a number of noncancellable leases for various office and warehouse facilities. The majority of these agreements expire at various times through 2000, and substantially all include renewal provisions. The amount of other obligations assumed, such as payment of property taxes and maintenance, is nominal. Total rent expense for 1997, 1996 and 1995 (including operating leases on data processing equipment, trucks and trailers, and office equipment) was approximately $11,393,000, $11,798,000 and $9,035,000, respectively. The minimum aggregate rentals under the terms of noncancellable operating leases for future years are: 1998 - $8,321,000; 1999 - $5,780,000; 2000 - $3,666,000; 2001 - $2,491,000; and a total of
   $6,392,000 for 2002 and thereafter.

   11.  Contingent Liabilities

        The Company and its subsidiaries are engaged in a variety of legal proceedings arising in the ordinary course of business, including some concerning environmental matters. In the opinion of Management, the ultimate liabilities resulting from these proceedings will not have a material adverse effect on the Company's financial position or operating results.

        Gains or losses resulting from contracts hedging net foreign currency positions have been included in the foreign currency translation adjustment component of stockholders' equity. Gains and losses from all other contracts are included in the Consolidated Statements of Income. There were no such contracts at April 30, 1997 or 1996. In addition, at April 30, 1997 and 1996, the Company had standby letters of credit outstanding totaling $5,878,000 and $5,300,000, respectively, which guarantee payment to certain insurance carriers.


   12.  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable to banks and current maturities of long-term debt approximate fair value, because of the short maturities of these financial instruments. The carrying amounts of marketable securities approximate fair value and are based on quoted market prices obtained from an independent broker. The carrying amounts of long-term debt approximate fair value as estimated based on the discounted value of future cash flows using the Company's current borrowing rate for loans of comparable terms and maturities.


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

        The following is a summary of available-for-sale marketable securities as of April 30 (in thousands of dollars):

                              Government
                           Bonds, Treasury      Certificates
                           Notes and Bills       of Deposit       Total
                           ---------------       ----------      -------
   1997
   ----
   Cost                         $69,334              $304        $69,638
   Gross Unrealized Losses         (233)                -           (233)
   Gross Unrealized Gains           295                 -            295
                               --------              ----       --------
   Estimated Fair Value         $69,396              $304        $69,700
                               ========              ====       ========

   1996
   ----
   Cost                         $81,608              $300        $81,908
   Gross Unrealized Losses         (261)                -           (261)
   Gross Unrealized Gains           430                 -            430
                               --------              ----       --------
   Estimated Fair Value         $81,777              $300        $82,077
                               ========              ====       ========

        The contractual maturities of the marketable securities at estimated fair value as of April 30, 1997 are as follows: 1998-$29,874,000; 1999-$34,205,000; and 2000-$5,621,000.


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

        Financial information by geographic area, in thousands of dollars, follows for the years ended April 30:

                                                              Latin
                            United             Pacific &     America   Consoli-
                            States    Europe    Far East    & Canada    dated
                           -------   --------  ---------    --------   -------
   1997
   ----
   Net Sales              $417,411   $266,263    $34,313     $48,774  $766,761
   Net Income               21,809     11,686         86       1,094    34,675
   Identifiable Assets     267,639    114,486     17,476      23,325   422,926
   Corporate Assets                                                     74,665

   1996
   ----
   Net Sales              $412,027   $275,353     $35,727    $49,727  $772,834
   Net Income               20,341     15,247         247        472    36,307
   Identifiable Assets     256,625    126,041      17,789     21,094   421,549
   Corporate Assets                                                     92,855

   1995
   ----
   Net Sales              $408,668   $244,517     $31,837    $50,076  $735,098
   Net Income (Loss)        22,294     13,354         313       (379)   35,582
   Identifiable Assets     246,926    123,659      17,792     20,383   408,760
   Corporate Assets                                                    120,377


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

   INDEPENDENT AUDITORS' REPORT


   The Stockholders and Board of Directors
   NCH Corporation:


   We have audited the accompanying consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NCH Corporation and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997, in conformity with generally accepted accounting principles.

                                             /s/ KPMG Peat Marwick LLP

   Dallas, Texas
   June 3, 1997

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



    /s/  Irvin L. Levy              /s/  Tom Hetzer
    ------------------              ---------------
    Irvin L. Levy                   Tom Hetzer
    Chief Executive Officer         Chief Financial Officer

   Selected Unaudited Quarterly Data
   (In Thousands Except Per Share Data)

   Years Ended April 30,

                                                  Quarter
                                ----------------------------------------------
                                  First       Second       Third       Fourth
                                --------     --------    --------     --------
   1997
   ----
   Net Sales                    $192,536     $192,585    $193,291     $188,349
   Operating Income               11,654       17,234      13,322       14,041
   Net Income                      6,666       12,042       7,738        8,229
   Earnings Per Share               $.88        $1.64       $1.07        $1.14

   1996
   ----
   Net Sales                    $192,153     $194,424    $195,679     $190,578
   Operating Income               13,550       17,777      13,483       16,191
   Net Income                      8,203       10,588       7,269       10,247
   Earnings Per Share              $1.00        $1.30        $.90        $1.31


        Earnings per share for each period is calculated based on the weighted average number of shares outstanding during the period.



   Market and Dividend Information

        NCH Corporation stock is traded on the New York Stock Exchange. The high and low prices by quarter are shown for the past two years in the schedule below.

        Cash dividends paid during the fiscal year ended April 30, 1997, amounted to $16.0 million compared to $17.7 million and $17.4 million in fiscal years 1996 and 1995, respectively. On April 2, 1997, a dividend of $.30 per share was declared, payable June 16, 1997. A summary of the quarterly dividends per share for the past two years is set forth in the schedule below.

                   Common Stock Prices                 Dividends Per Share
            ----------------------------------    ----------------------------
                  1997              1996            Declared           Paid
            ---------------    ---------------    -------------   -------------
   Quarter   High     Low       High     Low      1997    1996    1997    1996
   -------  ------   ------    ------   ------    -----   -----   -----   -----

   First    65       53 3/4    64 1/4   54 1/2    $ .30   $ .30   $ .30   $ .30
   Second   57 1/4   53 5/8    60 5/8   53        $1.30   $1.30   $ .30   $ .30
   Third    60 1/2   55        58 1/4   52 3/4    $ .30   $ .30   $1.30   $1.30
   Fourth   63 3/4   57 5/8    58 1/4   52 1/2    $ .30   $ .30   $ .30   $ .30

        As of June 2, 1997, there were 606 holders of record of the Company's Common Stock, which includes several brokerage firms that hold shares of the Company's stock for an estimated 3,800 investors.

                          NCH CORPORATION AND SUBSIDIARIES
                                     EXHIBIT 21
                          SUBSIDIARIES OF THE REGISTRANT



        NCH Corporation is the parent company of numerous wholly-owned subsidiaries engaged in the business of marketing an extensive line of maintenance, repair and supply products. At the close of the last fiscal year, thirteen of these subsidiaries were operating domestically and 132 in foreign countries. The Company is also the parent of several wholly-owned subsidiaries that market various other products. All such subsidiaries considered in the aggregate as a single subsidiary would not constitute a significant subsidiary of NCH Corporation, and therefore are not listed here.

         As of the close of the last fiscal year, the following corporation was not wholly-owned by NCH Corporation:


                            Immediate Parent and          Jurisdiction
   Name of Subsidiary      Percentage of Ownership      of Incorporation
   ------------------      -----------------------      ----------------

   NCH Hua Yang Ltd.       51% NCH Corporation          People's Republic
                                                        of China

                    NCH CORPORATION AND SUBSIDIARIES
                               EXHIBIT 23
                     INDEPENDENT AUDITORS' CONSENT

   The Board of Directors
   NCH Corporation:

   We consent to incorporation by reference in the registration statement
   (No. 33-65206) on Form S-8 of NCH Corporation of our reports dated June
   3, 1997, relating to the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended April 30, 1997, which reports appear in or are incorporated by reference in the April 30, 1997 annual report on Form 10-K of NCH Corporation.

                                             /s/  KPMG Peat Marwick LLP


   Dallas, Texas
   July 15, 1997

                    NCH CORPORATION AND SUBSIDIARIES
                               EXHIBIT 23
                       DEFINITIVE PROXY STATEMENT
      REGARDING THE COMPANY'S 1997 ANNUAL MEETING OF STOCKHOLDERS




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


                               NCH Corporation
   ---------------------------------------------------------------------
             (Name of Registrant as Specified in Its Charter)


   Payment of Filing Fee (Check the appropriate box):

   [ X  ]  No fee required.
   [    ]  Fee computed on table below per Exchange Act Rules 14a-6(i)(4)
           and 0-11.

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

              NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                    To Be Held July 24, 1997


   NOTICE IS HEREBY GIVEN that the Annual Meeting of Stockholders of NCH Corporation will be held in the Gourmet Rooms I and II of the Crescent Club, 17th Floor, 200 Crescent Court (at the corner of Pearl and Cedar Springs Streets), Dallas, Texas, on Thursday, the 24th day of July, 1997, at
   10:00 a.m., Central Daylight Time, for the following purposes:

   1. To elect two Class III directors of NCH to hold office until the next annual election of Class III directors by stockholders or until their respective successors are duly elected and qualified.

   2. To ratify the appointment of KPMG Peat Marwick LLP, Certified Public Accountants, to be the independent auditors of NCH for the fiscal year ending April 30, 1998.

   3. To transact such other business as may properly come before the meeting or any adjournments of the meeting.

        The Board of Directors has fixed the close of business on Monday, June 2, 1997, as the record date for determining stockholders entitled to vote at and to receive notice of the annual meeting.

        Whether or not you expect to attend the meeting in person, you are urged to complete, sign, and date the enclosed form of proxy and return it promptly so that your shares of stock may be represented and voted at the meeting. If you are present at the meeting, your proxy will be returned to you if you so request.


                                                Joe Cleveland,
                                                Secretary

   Dated:  June 24, 1997

                                 [LOGO]



                     2727 Chemsearch Boulevard
                         Irving, Texas  75062

                          PROXY STATEMENT
                               For
                   ANNUAL MEETING OF STOCKHOLDERS
                     To Be Held on July 24, 1997

                        Dated: June 24, 1997

               SOLICITATION AND REVOCABILITY OF PROXIES

        The accompanying proxy is solicited by the management of, and on behalf of, NCH Corporation, a Delaware corporation ("NCH"), to be voted at the Annual Meeting of the Stockholders of NCH, to be held Thursday, July 24, 1997 (the "Meeting"), at the time and place and for the purposes set forth in the accompanying Notice of Annual Meeting. When properly executed proxies in the accompanying form are received, the shares represented thereby will be voted at the Meeting in accordance with the directions noted on the proxies; if no direction is indicated, then such shares will be voted for the election of the directors and in favor of the proposals set forth in the Notice of Annual Meeting attached to this Proxy Statement.

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

        This Proxy Statement and the accompanying proxy are first being sent or given to NCH's stockholders on or about June 24, 1997.

        NCH will bear the cost of preparing, printing, assembling, and mailing the Notice of Annual Meeting, this Proxy Statement, the enclosed proxy, and any additional material, as well as the cost of forwarding solicitation material to the beneficial owners of stock.


                                VOTING RIGHTS

        The record date for determining stockholders entitled to notice of and to vote at the Meeting is the close of business on June 2, 1997. On that date there were 7,162,976 shares issued and outstanding of NCH's $1.00 par value common stock ("Common Stock"), which is NCH's only class of voting securities outstanding. Each share of NCH's Common Stock is entitled to one vote in the matter of election of directors and in any other matter that may be acted upon at the Meeting. Neither NCH's certificate of incorporation nor its bylaws permits cumulative voting. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of Common Stock entitled to vote at the Meeting is necessary to constitute a quorum at the Meeting, but in no event will a quorum consist of less than one-third of the shares entitled to vote at the Meeting. The affirmative vote of a plurality of the shares of Common Stock represented at the Meeting and entitled to vote is required to elect directors. All other matters to be voted on will be decided by a majority of the shares of Common Stock represented at the meeting and entitled to vote. Abstentions and broker nonvotes are each included in determining the number of shares present at the meeting for purposes of determining a quorum. Abstentions and broker nonvotes have no effect on determining plurality, except to the extent that they affect the total votes received by any particular candidate.


                           ELECTION OF DIRECTORS

        NCH's Board of Directors consists of seven members, divided into three classes: Class I (two directors), Class II (three directors), and Class III (two directors). Only the Class III positions are due for nomination and election at the Meeting. The Class I and Class II positions will be due for nomination and election at the annual meetings of stockholders to be held in 1998 and 1999, respectively.

        The intention of the persons named in the enclosed proxy, unless such proxy specifies otherwise, is to vote the shares represented by such proxy for the election of Irvin L. Levy and Jerrold M. Trim as the Class III directors. Messrs. Irvin L. Levy and Jerrold M. Trim have been nominated to stand for re-election by the Board of Directors until their terms expire or until their respective successors are duly elected and qualified. Messrs. Irvin L. Levy and Jerrold M. Trim are presently directors of NCH. Messrs. Irvin, Lester, and Milton Levy are brothers. Robert L. Blumenthal is a first cousin of Messrs. Irvin, Lester, and Milton Levy. Certain information regarding each nominee and director is set forth below.
   The number of shares beneficially owned by each nominee is listed under "Security Ownership of Principal Stockholders and Management."

                             Class I Directors


        Rawles Fulgham, 69, has been a director of NCH since 1981. Mr. Fulgham was an executive director of Merrill Lynch Private Capital Inc. from 1982 until 1989, when he assumed his current position as a Senior Advisor to Merrill Lynch & Co., Inc. He is also a director of Dresser Industries, Inc., Global Industrial Technologies, Inc., BancTec, Inc., and a member of the Advisory and Audit Committees of Dorchester Hugoton, Ltd., all of which are located in Dallas, Texas. He is a member of the Audit Committee and the Compensation Committee.

        Lester A. Levy, 74, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Board of Directors of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is also a director of A.H. Belo Corporation, located in Dallas, Texas. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

                             Class II Directors

        Robert L. Blumenthal, 66, has engaged in the practice of law since 1957. He is a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., which serves as NCH's legal counsel.

        Thomas B. Walker, Jr., 73, has been a director of NCH since 1987.
   He was a general partner of Goldman, Sachs & Co. from 1968 until 1984 when he assumed his current position as a limited partner of The Goldman Sachs Group, L.P. Mr. Walker is also a director of Sysco Corporation, A.H. Belo Corporation, and Riviana Foods, Inc. He is a member of the Audit Committee and the Compensation Committee.

        Milton P. Levy, Jr., 71, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Executive Committee of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

                        Class III Directors and Nominees

        Jerrold M. Trim, 60, has been a director of NCH since 1980 and is the president and majority shareholder of Windsor Association, Inc., which is engaged primarily in investment consulting services. He is also a general partner of Chiddingstone Management Company and The Penshurst Fund, which are limited partnerships that invest in marketable securities. He is a member of the Audit Committee and the Compensation Committee.

        Irvin L. Levy, 68, has been a director and an officer of NCH since 1950, and has served as NCH's President since 1965. He is either president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

        If either of the above nominees for Class III directors should become unavailable to serve as a director, then the shares represented by proxy will be voted for such substitute nominees as may be nominated by the Board of Directors. NCH has no reason to believe that either of the above nominees are, or will be, unavailable to serve as a director.


               Meeting Attendance and Committees of the Board


        NCH has audit, compensation, executive, and stock option committees of the Board, whose members are noted above. During the last fiscal year, the Board of Directors met on four occasions, the Compensation Committee met once, the Audit Committee met once, the Executive Committee met at least 25 times, and the Stock Option Committee met once. NCH does not have a standing nominating committee of the Board. Nominees to the Board are selected by the entire Board.

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

   Compensation of Messrs. Irvin, Lester, and Milton Levy

        In 1994, the Compensation Committee, with assistance from an outside consulting firm, determined the competitiveness of the compensation for the Office of the Executive Committee. Based on survey and proxy analyses performed by the consulting firm, the Compensation Committee adopted the incentive bonus plan described below. All of the companies in the peer group in NCH's performance graph on page 9 of this Proxy Statement were included in the analysis performed by the consulting firm.

        Although no formula or preset goal is used in setting the base salary for the Office of the Executive Committee, performance in sales and earnings as well as the current economic and competitive environment is considered. To maintain a competitive level of compensation, the Compensation Committee increased the base salary for the Office of the Executive Committee effective May 1, 1997.

        NCH has adopted a separate strategy with respect to the incentive compensation of the Office of the Executive Committee. Since these individuals are very significant long-term stockholders of NCH, some of the typical approaches to executive compensation that exist in the marketplace are not necessarily relevant at NCH. Long-term incentive programs are implemented for senior executives to create a link between the corporation's performance and the executive's own personal wealth. In light of the shareholding of Messrs. Irvin, Lester, and Milton Levy, they are already significantly impacted financially by NCH's overall performance. The Compensation Committee generally feels that in this situation any long-term incentive program should be tied to salary or bonus.

        To qualify all compensation paid to the Executive Committee of the Board of Directors as a deductible expense under Section 162 of the Internal Revenue Code (the "Code"), on April 28, 1994, the Compensation Committee of the Board of Directors adopted an incentive bonus plan (the "Bonus Plan"), for the Office of the Executive Committee, which was approved by the stockholders at the 1994 Annual Meeting.


        The Bonus Plan provides a formula for determining the amounts of annual bonuses to be paid to each member of the Executive Committee. Bonus amounts will depend on the amount by which NCH's net income after taxes, but before accrual for any bonus under the Bonus Plan, for a particular fiscal year increases over its net income before accrual for any bonus for the preceding fiscal year. An amendment to the original formula for determining the amounts of annual bonuses was adopted by the Compensation Committee on June 7, 1996, which was approved by the stockholders at the 1996 Annual Meeting, because the formula could have resulted in a member receiving over $1 million in annual compensation, which amount in excess of $1 million would not have been deductible by NCH under Section 162(m) of the Code. As amended, the formula provides as follows. Increases from 10% to less than 15% will result in payment of a $225,000 bonus to each member of the Executive Committee. Increases of 15% or greater will result in payment of a $325,000 bonus to each Executive Committee member. For fiscal 1997, no bonus was payable because NCH's net income did not increase by 10% or more over its net income for fiscal 1996.

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


   Executive Compensation

        The following table summarizes the compensation paid to Messrs. Irvin, Lester, and Milton Levy, who together hold the office of the Executive Committee, and to NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1997) for services rendered in all capacities to NCH during the fiscal years ended April 30, 1997, 1996, and 1995.

                        SUMMARY COMPENSATION TABLE

   Name and                        Annual Compensation(1)        All Other
   Principal              Fiscal   ----------------------        Compensa-
   Positions               Year    Salary(2)      Bonus          tion (3)
   -----------------      -----    ---------     --------        ---------

   Irvin L. Levy,
   President              1997      $862,282    $       -          $3,700
                          1996       859,228            -           3,700
                          1995       857,539      300,000           3,700

   Lester A. Levy,
   Chairman
   of the Board           1997       866,263            -           3,000
                          1996       863,430            -           3,000
                          1995       863,572      300,000           3,700

   Milton P. Levy, Jr.,
   Chairman of the
   Executive Committee    1997       867,598            -           3,000
                          1996       865,281            -           3,700
                          1995       865,936      300,000           3,700

   Thomas F. Hetzer,
   Vice President
   - Finance              1997       205,883            -           3,700
                          1996       192,204            -           3,700
                          1995       170,732       10,000           3,700

   Glen L. Scivally,
   Vice President
   and Treasurer          1997       182,357            -           3,700
                          1996       175,114            -           3,700
                          1995       164,927       10,000           3,700

   --------------------

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

   Retirement Agreements

        NCH has entered into retirement agreements allowing retirement at any time after age 59-1/2 with Messrs. Irvin, Lester, and Milton Levy that provide for lifetime monthly payments and guarantee 120 monthly payments beginning at death, retirement, or disability. By decision of the Board of Directors on April 2, 1997, payments under these agreements were increased from $385,000 to $500,000 per year for Messrs. Irvin L. Levy and Lester A. Levy and decreased from $535,000 to $500,000 per year for Mr. Milton P. Levy, Jr., subject to adjustment each year for increases in the United States Consumer Price Index for the preceding year.

                        CERTAIN TRANSACTIONS

        In December of 1996, NCH turned in for their cash value the split dollar life insurance policies it had purchased pursuant to agreements with the sons and former son-in-law of Lester A. Levy and sons of Irvin L. Levy, who are, or were, employees of NCH, insuring Irvin L. Levy, Lester A. Levy, and Milton P. Levy, Jr. The insurance policies would have provided benefits to the above indicated employees totalling $10,000,000 on the death of combinations of insureds. NCH had been granted a security interest in the cash value of each policy to the extent of the sum of premium payments made by NCH. The Board of Directors has decided that it will no longer purchase insurance on the lives of Messrs. Irvin, Lester, and Milton Levy for the benefit of the employees.

              FIVE YEAR COMPARISON OF CUMULATIVE TOTAL RETURN

        The following graph presents NCH's cumulative stockholder return during the period beginning April 30, 1992, and ending April 30, 1997. NCH is compared to the S&P 500 and a peer group consisting of companies that collectively represent lines of business in which NCH competes. The companies included in the peer group index are Betz Laboratories, Inc., The Dexter Corporation, Ecolab Inc., Lawson Products, Inc., Nalco Chemical Company, National Service Industries, Inc., Petrolite Corporation, Premier Industrial Corporation (Premier), Quaker Chemical Corporation, Safety-Kleen Corp., and Snap-On Tools Corporation. Last year, the peer group index included the previous companies as well as Premier. However, during fiscal year 1997, Premier was acquired by another corporation. As a result, Premier's shareholder return is no longer available, and therefore, Premier was excluded from the peer group for performance after 1996. Each index assumes $100 invested at the close of trading on April 30, 1992, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.


   [STOCK PERFORMANCE GRAPH FILED UNDER COVER OF FORM S-E]


                         1992     1993     1994     1995     1996     1997
                         ----     ----     ----     ----     ----     ----
   NCH Corporation        100      100      101      111      104      118
   S&P 500 Index          100      109      115      135      176      220
   Peer Group             100      100       99      105      125      156

   Data source:  S&P Compustat, a division of McGraw-Hill, Inc.


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

                       SECURITY OWNERSHIP OF
                 PRINCIPAL STOCKHOLDERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of NCH's Common Stock as of June 2, 1997, by: (i) persons known to management to beneficially own more than 5% of NCH's Common Stock; (ii) each director and nominee for director; (iii) the three persons holding the office of the Executive Committee and NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1997); and (iv) all directors and executive officers of NCH as a group. Except as noted below, each person included in the table has sole voting and investment power with respect to the shares that the person beneficially owns.

           Name of                Amount & Nature
      Beneficial Owner        of Beneficial Ownership       Percent of Class
     --------------------     -----------------------       ----------------

      Robert L. Blumenthal                      2,683                      *
      Rawles Fulgham (1)                        2,000                      *
      Thomas F. Hetzer                              0                      -
      Irvin L. Levy (2)(3)                  1,522,731                  21.3%
      Lester A. Levy (2)(4)                 1,484,318                  20.7%
      Milton P. Levy, Jr. (2)(5)            1,112,059                  15.5%
      Glen L. Scivally                              0                      -
      Jerrold M. Trim (6)                           0                      -
      Thomas B. Walker, Jr.                    10,000                      *

      All directors and executive           4,085,459                  57.0%
      officers as a group (12 people)

      First Chicago NBD Corporation (7)       419,020                   5.8%
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

   (7) The table sets forth First Chicago NBD Corporation's stockholding based on its latest Schedule 13G filed with the SEC dated as of February 4, 1997. First Chicago NBD Corporation reports its address as One First National Plaza, Chicago, Illinois 60670. It has sole dispositive power over 419,020 shares, shared dispositive power over 0 shares, sole voting power over 411,220 shares, and shared voting power over 0 shares.


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


                            PROPOSALS OF STOCKHOLDERS

        Stockholders of NCH who intend to present a proposal for action at the 1998 Annual Meeting of Stockholders of NCH must notify NCH's management of such intention by notice received at NCH's principal executive offices not less than 120 days in advance of June 24, 1998, for such proposal to be included in NCH's proxy statement and form of proxy relating to such meeting.


                                ANNUAL REPORT

        The Annual Report for the year ended April 30, 1997, is being mailed to stockholders with this Proxy Statement. The Annual Report is not to be regarded as proxy soliciting material. NCH will provide without charge to each stockholder to whom this Proxy Statement and the accompanying form of proxy are sent, on the written request of such person, a copy of NCH's annual report on Form 10-K for the fiscal year ended April 30, 1997, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission. Requests should be directed to NCH Corporation, Attention: Secretary, P. O. Box 152170, Irving, Texas 75015.


                                          /s/  Irvin L. Levy
                                          ------------------
                                          Irvin L. Levy,
                                          President

   Irving, Texas
   Dated:  June 24, 1997

   PROXY CARD

                              NCH CORPORATION


                 ANNUAL MEETING OF STOCKHOLDERS-JULY 24, 1997
         THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

   The undersigned, revoking all prior proxies, hereby appoints James H. Stone, Tom Hetzer, and Joe Cleveland, and any one or more of them, proxy or proxies, with full power of substitution in each, and hereby authorizes them to vote for the undersigned and in the undersigned's name, all shares of common stock of NCH Corporation (the "Company") standing in the name of the undersigned on June 2, 1997, as if the undersigned were personally present and voting at the Company's annual meeting of stockholders to be held on July 24, 1997, in Dallas, Texas, and at any adjournment thereof, upon the matters set forth on the reverse side hereof.

   This proxy when properly executed will be voted in the manner directed herein by the undersigned stockholder. IF NO DIRECTION IS MADE, THEN THIS PROXY WILL BE VOTED FOR PROPOSALS 1 AND 2, AND IN THE PROXIES' DISCRETION ON ALL OTHER MATTERS THAT MAY PROPERLY COME BEFORE THE ANNUAL MEETING, INCLUDING MATTERS INCIDENT TO THE CONDUCT OF SUCH MEETING.

            (Continue and to be signed on reverse side)

                                    FOR         WITHHOLD AUTHORITY
   1.   Election of Directors       / /                / /

   Nominees:  Irvin L. Levy and Jerrold Trim

   ---------------------------------------------------------------------
   Instruction: To withhold authority to vote for all nominees, mark the Withhold Authority box. To withhold authority to vote for any individual nominees, write the nominee's name on the line above.


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

   Dated:                                             , 1997
           -------------------------------------------


           -------------------------------------------
                        Signature


           -------------------------------------------
                   Signature if held jointly

   NOTE: Please sign exactly as name appears hereon. Joint owner should each sign. When signing as attorney, executor, administrator, trustee, guardian, officer or partner, please indicate full title and capacity.