Form 10-Q
period 1997-07-31
NCH CORP
filed 1997-09-11
CIK 69960

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


        For quarter ended July 31, 1997           Commission file number 1-5838
                          -------------                                  ------



                                  NCH CORPORATION
        -----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                 DELAWARE                                 75-0457200
        -------------------------------             ----------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)


               P.O. Box 152170
             2727 Chemsearch Blvd.
                  Irving, TX                               75015-2170
        -------------------------------             ----------------------
          (Address of principal                            (Zip Code)
             executive offices)

        Registrant's telephone number, include area code   (972) 438-0211
                                                           --------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
        days.  Yes  X   No
                   ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                    Outstanding at September 3, 1997
        --------------------------           --------------------------------
        Common Stock, $1 par value                      7,167,476
        --------------------------           --------------------------------

                                   NCH CORPORATION

                                        INDEX

                                                                     Page No.
                                                                     --------
        Part I.   Financial Information:

        Consolidated Balance Sheets --
                July 31, 1997 and April 30, 1997                         3

        Consolidated Statements of Income --
                Three Months  Ended
                July 31, 1997 and 1996                                   4

        Consolidated Statements of Cash Flows --
                Three Months Ended July 31, 1997 and 1996                5

        Notes to Consolidated Financial Statements                  6 -  7

        Management's Discussion and Analysis of
                Financial Condition and Results of Operations       8 - 14


        Part II.  Other Information                                     15


                           NCH CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheets
                  (In Thousands Except Share and Per Share Data)
                                     (Unaudited)
                                                    July 31,        April 30,
                                                      1997            1997
                                                    ---------       ---------
        Assets
        Current Assets
          Cash and cash equivalents                  $ 22,408        $ 21,273
          Marketable securities                        64,112          69,700
          Accounts receivable, net                    149,394         144,664
          Inventories                                 116,356         107,502
          Prepaid expenses                              8,783           6,228
          Deferred income taxes                        18,684          18,579
                                                     --------        --------
        Total Current Assets                          379,737         367,946
                                                     --------        --------

        Property, Plant and Equipment                 205,230         202,830
          Accumulated depreciation                    115,871         114,330
                                                     --------        --------
                                                       89,359          88,500
                                                     --------        --------
        Deferred Income Taxes                          30,211          29,637
                                                     --------        --------
        Other                                          12,382          11,508
                                                     --------        --------
                Total                                $511,689        $497,591
                                                     ========        ========

        Liabilities and Stockholders' Equity
        Current Liabilities
          Notes payable to banks                     $  2,270        $  2,694
          Current maturities of long-term debt          3,755           3,767
          Accounts payable                             53,755          51,057
          Accrued expenses                             30,914          28,286
          Income taxes payable                         22,007          19,874
          Dividends payable                             2,149           2,149
                                                     --------        --------
                Total Current Liabilities             114,850         107,827
                                                     --------        --------

        Long-Term Debt, less current maturities         1,685             112
                                                     --------        --------

        Retirement and Deferred
          Compensation Plans                          108,376         107,057
                                                     --------        --------

        Stockholders' Equity
          Common stock, par value
            $1 per share, authorized
             20,000,000 shares.  Issued
             11,769,304 shares                         11,769          11,769
          Additional paid-in capital                    9,116           8,708
          Retained earnings                           453,571         448,513
          Foreign currency translation
            adjustment                                (26,779)        (25,740)
          Unrealized gains on investments                 210              40
                                                     --------        --------
                                                      447,887         443,290
                                                     --------        --------
          Less treasury stock
            (4,604,457 and 4,606,705 shares)          161,109         160,695
                                                     --------        --------
                                                      286,778         282,595
                                                     --------        --------
                Total                                $511,689        $497,591
                                                     ========        ========

        The accompanying notes are an integral part of these financial statements.


                           NCH CORPORATION AND SUBSIDIARIES
                           Consolidated Statements of Income
                       (In Thousands Except Per Share Amounts)
                                    (Unaudited)

                                                Three Months Ended July 31,
                                                ---------------------------
                                                  1997               1996
                                                --------           --------

        Net Sales                               $197,996           $192,536
                                                --------           --------

        Operating Expenses
        Cost of sales, including
         warehousing and commissions             105,887            101,694
        Marketing and administrative
         expenses                                 79,309             79,188
                                                --------           --------
                                                 185,196            180,882
                                                --------           --------

        Operating Income                          12,800             11,654

        Other (Expenses) Income
        Revaluation of foreign
         currencies                                 (533)              (277)
        Net interest                                (163)               130
                                                --------           --------

        Income before Income Taxes                12,104             11,507

        Provision for Income Taxes                 4,897              4,841
                                                --------           --------

        Net Income                              $  7,207           $  6,666
                                                ========           ========

        Weighted Average Number of
         Shares Outstanding                        7,164              7,579
                                                ========           ========

        Earnings Per Share                      $   1.01           $    .88
                                                ========           ========

        Cash Dividend Paid Per Share            $    .30           $    .30
                                                ========           ========

        Cash Dividend Declared Not Paid         $    .30           $    .30
                                                ========           ========


        The accompanying notes are an integral part of these financial statements.




                           NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                   (In Thousands)
                                     (Unaudited)
                                                        Three Months Ended
                                                              July 31,
                                                        -------------------
                                                          1997       1996
                                                        --------   --------

        Cash Flows from Operating Activities
          Net Income                                    $  7,207   $  6,666
        Adjustments to reconcile net income to
            net cash provided by operating
            activities:
          Depreciation and amortization                    3,864      3,757
          Provision for losses on accounts
            receivable                                     1,533      1,858
          Deferred income taxes                              809     (1,590)
          Retirement and deferred compensation
            plans                                           (236)     1,675
          Other noncash items                                 97         72
          Change in assets and liabilities,
           excluding net assets acquired in the
           purchase of business:
             Accounts receivable                          (5,106)      (934)
             Inventories                                  (7,223)    (1,098)
             Prepaid expenses                             (2,482)    (2,907)
             Accounts payable, accrued expenses
               and income taxes payable                    6,809      5,074
             Other noncurrent assets                        (140)      (245)
                                                        --------   --------

          Net cash provided by operating
           activities                                      5,132     12,328
                                                        --------   --------

        Cash Flows from Investing Activities
          Sales of property, plant and equipment             332        232
          Purchases of property, plant and
           equipment                                      (4,766)    (5,550)
          Redemptions of marketable securities             9,767     13,315
          Purchases of marketable securities              (3,918)    (5,581)
          Acquisition of business                         (2,944)         0
          Other                                           (1,012)    (1,012)
                                                        --------   --------
            Net cash (used) provided in
             investing activities                         (2,541)     1,404
                                                        --------   --------

        Cash Flows from Financing Activities
          Proceeds from notes payable                         87        928
          Payments of notes payable                         (495)    (3,509)
          Additional long-term debt                           34         76
          Payments of long-term debt                         (16)         0
          Borrowing of cash surrender values               2,060      1,914
          Payments of dividends                           (2,149)    (2,280)
          Purchases of treasury stock                     (1,075)    (7,897)
          Proceeds from exercise of stock options            933         46
                                                        --------   --------

            Net cash used in financing activities           (621)   (10,722)
                                                        --------   --------

        Effect of Exchange Rate Changes on Cash
          and Cash Equivalents                              (835)      (760)
                                                        --------   --------

        Net Increase in Cash and Cash Equivalents          1,135      2,250
                                                        --------   --------

        Cash and Cash Equivalents at Beginning of
         Year                                             21,273     21,806
                                                        --------   --------

        Cash and Cash Equivalents at End of Period      $ 22,408   $ 24,056
                                                        ========   ========

        The accompanying notes are an integral part of these financial statements.


                           NCH CORPORATION AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements


        1.  Basis of Presentation
            ---------------------

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of July 31, 1997, and April 30, 1997, the results of its operations for the three months ended July 31, 1997 and 1996, and cash flows for the three months then ended.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 NCH Corporation Report to the Shareholders, which is included in Part II of Form 10-K.

        The results of operations for the three month period ended July 31, 1997, are not necessarily indicative of the results to be expected for the full year.


        2.  Inventories
            -----------

        Inventories consisted of the following (in thousands of dollars):

                                            July 31,          April 30,
                                              1997              1997
                                           --------           --------

       Raw Materials                       $ 15,427           $ 14,580
       Finished Goods                        98,867             90,915
       Sales Supplies                         2,062              2,007
                                           --------           --------
                                           $116,356           $107,502
                                           ========           ========


        3.  Earnings Per Common Share
            -------------------------

        Earnings per common share are based upon the weighted average number of common shares outstanding during the period.


        4.  Supplemental Cash Flow Information
            ----------------------------------

        Cash payments for interest for the three months ended July 31, 1997 and 1996, were approximately $418,000 and $564,000, respectively. Cash payments for income taxes were approximately $3,289,000 and $3,062,000 for the same periods, respectively.

                           NCH CORPORATION AND SUBSIDIARIES
                        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations


        Liquidity and Capital Resources
        -------------------------------

          In the three months ended July 31, 1997, working capital increased to $264.9 million from $260.1 million at April 30, 1997, and the current ratio was 3.3 to 1 at July 31, 1997, compared to 3.4 to 1 at April 30, 1997. The total of cash, cash equivalents and marketable securities decreased by $4.5 million in the first three months to $86.5 million at July 31, 1997, as shown on the Consolidated Balance Sheets. Net cash flows from operations totaled $5.1 million. Additional cash was provided by net redemptions of marketable securities of $5.8 million, and the borrowing of cash surrender values of company-owned life insurance policies on key employees of $2.1 million. Principal uses of cash consisted of net capital expenditures of $4.4 million, payment of dividends of $2.1 million, and treasury stock purchases of $1.1 million. During the first quarter, the Company purchased the net assets of one small business for $2.9 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

          The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at May 31, 1997, compared to February 28, 1997. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $25.7 million reduction of equity at April 30, 1997, to a $26.8 million reduction of equity at July 31, 1997.

          Accounts receivable increased by $4.7 million and inventories increased by $8.9 million in the three months ended July 31, 1997, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first three months was to decrease the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable increasing by $3.6 million and inventories increasing by $7.2 million during the quarter. The increase in inventory occurred primarily in the Company's domestic operations, due to the 10% increase in sales in the quarter over prior year and to an acquisition which was made in May. The increase in accounts receivable was also primarily in the domestic operations due to increased sales.

          Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $6.8 million when measured exclusive of the effect of exchange rate changes, but increased by $7.5 million as reported on the Consolidated Balance Sheets. Accounts payable and accrued expenses increased as a result of normal business activity associated with timing of payments and due to higher inventory levels. The increase in income taxes payable was primarily due to normal timing differences in the amounts of tax payments in the Company's domestic and European operations in the current quarter compared to the preceding quarter.

          Net expenditures for property, plant and equipment amounted to $4.4 million for the three months ended July 31, 1997, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to decrease those reported values.

          Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased, exclusive of the effect of exchange rate changes, and exclusive of indebtedness acquired in the purchase of a business, by $.4 million during the three months ended July 31, 1997. The decrease was due primarily to the maturation and repayment of short-term loans in the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, and shows an increase of $1.1 million, including indebtedness acquired in the purchase of a business.

          A regular quarterly dividend of $.30 per share, declared by the directors of the Company on April 2, 1997, was paid on June 16, 1997, amounting to $2.1 million. The directors of the Company declared a regular quarterly dividend of $.30 per share on July 24, 1997, payable September 15, 1997, to shareholders of record September 2, 1997.

        Operating Results
        -----------------

        First Quarter Comparison - Prior Year

          Net sales for the first quarter increased 3% to $198.0 million in the current year as compared with $192.5 million reported in the same quarter of the last fiscal year. Domestically, net sales in the first quarter of the current year increased 10% over the first quarter of the prior year. International net sales decreased 5% as reported in U.S. dollars and were negatively affected by changes in currency translation rates. International net sales, when measured on a local currency basis, increased approximately 4% as compared to the first quarter of the prior year.

          Operating expenses as a percent of net sales decreased slightly in the current quarter to 93.5% of net sales compared to 93.9% in the first quarter last year. The decrease as a percent of sales is due to lower marketing expenses in the Company's international subsidiaries, partially offset by increased administrative costs in the domestic operations. As a result, operating income before other expenses and income taxes for the quarter ended July 31, 1997, was 6.5% of net sales compared to 6.1% of net sales for the quarter ended July 31, 1996.

          In the quarter ended July 31, 1997, net interest expense was $.2 million compared to net interest income of $.1 million in the same quarter of the prior year. Revaluation of foreign currencies was a loss of $.5 million in the first quarter of the current year compared to a loss of $.3 million in the same period of the prior year.

          Provision for income taxes was 40.5% of pre-tax income in the first quarter of the current year compared to 42.1% of pre-tax income in the prior year. This decrease is primarily due to variations in individual country income levels and tax rates in the international subsidiaries. Net income for the quarter ended July 31, 1997, was 3.6% of net sales compared to 3.5% of net sales in the quarter ended July 31, 1996.


        First Quarter Comparison - Preceding Quarter

          Net sales of $198.0 million for the first quarter of fiscal 1998 were 5% higher than the $188.3 million net sales reported in the fourth quarter of fiscal 1997. International net sales were 4% higher when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes, while domestic net sales were 6% higher than the fourth quarter of the prior year.

          Operating expenses as a percent of net sales were 93.5% in the current quarter compared to 92.5% in the fourth quarter of the last fiscal year. Operating expenses increased as a percent of sales due to higher administrative costs in the Company's domestic operations, higher product costs, and higher marketing costs in both the domestic operations and international subsidiaries. As a result, operating income before other expenses and income taxes for the quarter ended July 31, 1997, was 6.5% of net sales compared to 7.5% of net sales for the quarter ended April 30, 1997.

          Net interest expense in the three months ended July 31, 1997, amounted to $.2 million compared to net interest income of $.3 million in the three months ended April 30, 1997. The revaluation of foreign currencies resulted in a loss of $.5 million in the first quarter of the current year compared to a loss of $1.5 million in the fourth quarter of the prior year.

          Provision for income taxes in the quarter ended July 31, 1997, amounted to 40.5% of pre-tax income compared to 35.5% of pre-tax income in the quarter ended April 30, 1997. The lower overall tax rate in the fourth quarter of the prior year was due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended July 31, 1997, was 3.6% of net sales compared to 4.4% of net sales in the quarter ended April 30, 1997.

                        PART II.  OTHER INFORMATION




        Item 6.  Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended July 31, 1997.




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




        Date  September 8, 1997                 /s/ Tom Hetzer
              -----------------                 --------------
                                                Tom Hetzer
                                                Vice President - Finance
                                                (Principal Accounting Officer)