Form 10-Q
period 1997-10-31
NCH CORP
filed 1997-12-11
CIK 69960

                                       FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


        For quarter ended October 31, 1997        Commission file number 1-5838
                          ----------------                               ------



                                    NCH CORPORATION
        -----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                 DELAWARE                                      75-0457200
        -------------------------------                  ----------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)


                P.O. Box 152170
              2727 Chemsearch Blvd.
                  Irving, TX                                   75015-2170
        -------------------------------                  ----------------------
         (Address of principal                                 (Zip Code)
            executive offices)

        Registrant's telephone number, include area code     (972) 438-0211
                                                             --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
        (2) has been subject to such filing requirements for the past 90
        days.  Yes  X   No
                   ---     ---


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                        Outstanding at December 1, 1997
        --------------------------            -------------------------------
        Common Stock, $1 par value                      7,170,399
        --------------------------            -------------------------------

                                   NCH CORPORATION
                                        INDEX

                                                                     Page No.
                                                                     --------

        Part I.         Financial Information:

        Consolidated Balance Sheets --
                October 31, 1997 and April 30, 1997                      3

        Consolidated Statements of Income --
                Three Months and Six Months Ended
                October 31, 1997 and 1996                                4

        Consolidated Statements of Cash Flows --
                Six Months Ended October 31, 1997 and 1996               5

        Notes to Consolidated Financial Statements                   6 - 7

        Management's Discussion and Analysis of
                Financial Condition and Results of Operations        8 -17


        Part II.        Other Information                               18






                            NCH CORPORATION AND SUBSIDIARIES
                               Consolidated Balance Sheets
                   (In Thousands Except Share and Per Share Data)
                                      (Unaudited)

                                                 October 31,     April 30,
                                                    1997           1997
                                                 --------        --------
        Assets
        Current Assets
          Cash and cash equivalents              $  9,981        $ 21,273
          Marketable securities                    77,502          69,700
          Accounts receivable, net                144,285         144,664
          Inventories                             116,438         107,502
          Prepaid expenses                          7,831           6,228
          Deferred income taxes                    21,245          18,579
                                                 --------        --------
        Total Current Assets                      377,282         367,946
                                                 --------        --------

        Property, Plant and Equipment             204,451         202,830
          Accumulated depreciation                116,528         114,330
                                                 --------        --------
                                                   87,923          88,500
                                                 --------        --------
        Deferred Income Taxes                      30,776          29,637
                                                 --------        --------
        Other                                      12,709          11,508
                                                 --------        --------
                Total                            $508,690        $497,591
                                                 ========        ========


        Liabilities and Stockholders' Equity
        Current Liabilities
          Notes payable to banks                 $  1,883        $  2,694
          Current maturities of long-term debt      3,736           3,767
          Accounts payable                         45,631          51,057
          Accrued expenses                         31,967          28,286
          Income taxes payable                     23,246          19,874
          Dividends payable                         2,510           2,149
                                                 --------        --------
                Total Current Liabilities         108,973         107,827
                                                 --------        --------

        Long-term Debt, less current maturities     1,660             112
                                                 --------        --------
        Retirement and Deferred
          Compensation Plans                      108,498         107,057
                                                 --------        --------
        Stockholders' Equity
          Common stock, par value
           $1 per share, authorized
           20,000,000 shares.  Issued
           11,769,304 shares                       11,769          11,769
        Additional paid-in capital                 10,650           8,708
        Retained earnings                         459,646         448,513
        Foreign currency translation
          adjustment                              (29,975)        (25,740)
        Unrealized gains on investments               166              40
                                                 --------        --------
                                                  452,256         443,290
                                                 --------        --------
        Less treasury stock
          (4,598,905 and 4,606,705 shares)        162,697         160,695
                                                 --------        --------
                                                  289,559         282,595
                                                 --------        --------
                Total                            $508,690        $497,591
                                                 ========        ========

        The accompanying notes are an integral part of these financial statements.



                          NCH CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Income
                      (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                      Three Months Ended      Six Months Ended
                                          October 31,            October 31,
                                      ------------------     ------------------
                                        1997      1996         1997      1996
                                      --------  --------     --------  --------
        Net Sales                     $193,621  $192,585     $391,617  $385,121
                                      --------  --------     --------  --------

        Operating Expenses
        Cost of sales, including
         warehousing and
         commissions                   105,880   100,930      211,767   202,624
        Marketing and administrative
         expenses                       72,303    74,421      151,612   153,609
                                      --------  --------     --------  --------
                                       178,183   175,351      363,379   356,233
                                      --------  --------     --------  --------

        Operating Income                15,438    17,234       28,238    28,888

        Other (Expenses) Income
        Revaluation of foreign
         currencies                       (508)     (286)      (1,041)     (563)
        Net interest                      (116)      162         (279)      292
        Gain on sale of subsidiary           0     3,536            0     3,536
                                      --------  --------     --------  --------

        Income before Income Taxes      14,814    20,646       26,918    32,153

        Provision for Income Taxes       6,228     8,604       11,125    13,445
                                      --------  --------     --------  --------

        Net Income                    $  8,586  $ 12,042     $ 15,793  $ 18,708
                                      ========  ========     ========  ========

        Weighted Average Number of
          Shares Outstanding             7,167     7,350        7,165     7,455
                                      ========  ========     ========  ========

        Earnings Per Share               $1.20     $1.64        $2.20     $2.51
                                      ========  ========     ========  ========

        Cash Dividend Paid Per Share  $    .30  $    .30      $   .60  $    .60
                                      ========  ========     ========  ========

        Cash Dividend Declared
          Not Paid                    $    .35  $   1.30     $    .35  $   1.30
                                      ========  ========     ========  ========

        The accompanying notes are an integral part of these financial statements.




                           NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (In Thousands)
                                      (Unaudited)
                                                        Six Months Ended
                                                           October 31,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------

        Cash Flows from Operating Activities
          Net Income                                    $ 15,793    $ 18,708
          Adjustments to reconcile net income to
              net cash provided by operating
              activities:
            Depreciation and amortization                  7,365       7,350
            Gain on sale of subsidiary                         0      (3,536)
            Provision for losses on accounts
              receivable                                   3,180       3,533
            Deferred income taxes                         (3,960)     (2,641)
            Retirement and deferred compensation plans     1,747       3,998
            Other noncash items                              210         141
            Changes in assets and liabilities,
             excluding net assets acquired in the
             purchase of businesses:
               Accounts receivable                        (4,423)     (1,484)
               Inventories                                (8,258)         59
               Prepaid expenses                           (1,685)     (2,227)
               Accounts payable, accrued expenses and
                 income taxes payable                      2,597       1,710
               Other noncurrent assets                      (264)       (959)
                                                        --------    --------
                Net cash provided by operating
                  activities                              12,302      24,652
                                                        --------    --------

        Cash Flows from Investing Activities
          Sales of property, plant and equipment             783         649
          Purchases of property, plant and equipment      (7,971)    (10,473)
          Redemptions of marketable securities            16,419      24,367
          Purchases of marketable securities             (24,028)    (11,806)
          Acquisitions of businesses                      (2,944)       (246)
          Sale of subsidiary                                   0       7,932
          Other                                           (1,012)     (1,012)
                                                        --------    --------
                Net cash provided (used) in
                 investing activities                    (18,753)      9,411
                                                        --------    --------

        Cash Flows from Financing Activities
          Proceeds from notes payable                        853       1,266
          Payments of notes payable                       (1,536)     (6,804)
          Additional long term debt                           36           0
          Payments of long term debt                         (42)        (10)
          Borrowing of cash surrender values               2,060       1,914
          Payments of dividends                           (4,299)     (4,504)
          Purchase of treasury stock                      (4,674)    (23,102)
          Proceeds from exercise of stock options          4,468          46
                                                        --------    --------
                Net cash used in financing activities     (3,134)    (31,194)
                                                        --------    --------

        Effect of Exchange Rate Changes on Cash
          and Cash Equivalents                            (1,707)       (183)
                                                        --------    --------

        Net Increase (Decrease) in Cash and
          Cash Equivalents                               (11,292)      2,686
                                                        --------    --------

        Cash and Cash Equivalents at Beginning
          of Year                                         21,273      21,806
                                                        --------    --------

        Cash and Cash Equivalents at End of Period      $  9,981    $ 24,492
                                                        ========    ========

        The accompanying notes are an integral part of these financial statements.


                           NCH CORPORATION AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements


        1.  Basis of Presentation
            ---------------------

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of October 31, 1997, and April 30, 1997, the results of its operations for the six months ended October 31, 1997 and 1996, and cash flows for the six months then ended.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 NCH Corporation Report to the Shareholders, which is included in Part II of Form 10-K.

        The results of operations for the six month period ended October 31, 1997, are not necessarily indicative of the results to be expected for the full year.


        2.  Inventories
            -----------

        Inventories consisted of the following (in thousands of dollars):

                                         October 31,   April 30,
                                            1997         1997
                                          --------     --------

        Raw Materials                     $ 15,411     $ 14,580
        Finished Goods                      99,000       90,915
        Sales Supplies                       2,027        2,007
                                          --------     --------
                                          $116,438     $107,502
                                          ========     ========


        3.  Earnings Per Common Share
            -------------------------

        Earnings per common share are based upon the weighted average number of common shares outstanding during the period.


        4.  Supplemental Cash Flow Information
            ----------------------------------

        Cash payments for interest for the six months ended October 31, 1997 and 1996, were approximately $845,000 and $820,000, respectively. Cash payments for income taxes were approximately $10,923,000 and $11,813,000 for the same periods, respectively.

                              NCH CORPORATION AND SUBSIDIARIES
                           Management's Discussion and Analysis of
                        Financial Condition and Results of Operations



        Liquidity and Capital Resources
        -------------------------------

          In the six months ended October 31, 1997, working capital increased to $268.3 million from $260.1 million at April 30, 1997, and the current ratio was 3.5 to 1 at October 31, 1997, compared to 3.4 to 1 at April 30, 1997. The total of cash, cash equivalents and marketable securities decreased by $3.5 million in the first six months to $87.5 million at October 31, 1997, as shown on the Consolidated Balance Sheets. Net cash flows from operations totaled $12.3 million. Additional cash was provided by the exercise of stock options of $4.5 million and the borrowing of cash surrender values of company-owned life insurance policies on key employees of $2.1 million. Principal uses of cash consisted of net purchases of marketable securities of $7.6 million, net capital expenditures of $7.2 million, treasury stock purchases of $4.7 million, and payment of dividends of $4.3 million. During the year, the Company purchased the net assets of one small business for $2.9 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

          The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at August 31, 1997, compared to February 28, 1997. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $25.7 million reduction of stockholders' equity at April 30, 1997, to a $30.0 million reduction of equity at October 31, 1997.

          Accounts receivable decreased by $.4 million and inventories increased by $8.9 million in the six months ended October 31, 1997, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate changes from the end of the previous year through the first six months was to decrease the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable increasing by $1.2 million for the six month period, net of the provision for losses on accounts receivable of $3.2 million. The increase in accounts receivable was primarily in the Company's domestic operation due to a 15% sales increase in the current quarter compared to the fourth quarter of last year. The
        Consolidated Statements of Cash Flows shows inventories increasing by $8.3 million during the six months ended October 31, 1997, exclusive of the effect of exchange rates. The increase in inventory was also primarily in the Company's domestic operation, where inventory was increased to support the 10% increase in sales in the six months over the prior year and due to an acquisition made in May of this fiscal year.

          Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $2.6 million when measured exclusive of the effect of exchange rate changes, but increased by $1.6 million as reported on the Consolidated Balance Sheets. This increase was primarily due to an increase in income taxes payable in the Company's domestic operation, due to normal timing differences in the amounts of tax payments in the current quarter compared to the fourth quarter of the prior year.

          Net expenditures for property, plant and equipment amounted to $7.2 million for the six months ended October 31, 1997, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to decrease those reported values.

          Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased, exclusive of the effect of exchange rate changes and the indebtedness acquired in the purchase of a business, by $.7 million during the six months ended October 31, 1997. The decrease was due primarily to the repayment of short-term loans in the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, and shows an increase of $ .7 million, including indebtedness of $1.5 million related to the purchase of a business.

          The directors of the Company increased the regular quarterly dividend to $.35 from $.30 on September 10, 1997. On that date, the directors of the Company declared a regular quarterly dividend of $.35 per share, payable December 15, 1997, to shareholders of record December 1, 1997. Cash dividends paid during the first six months of the fiscal year amounted to $4.3 million.

        Operating Results
        -----------------

        Second Quarter Comparison - Prior Year

          Net sales for the second quarter of fiscal 1998 increased 1% to $193.6 million as compared with $192.6 million reported in the same quarter of the last fiscal year. Domestically, net sales in the second quarter of the current year increased 10% over the same period in the prior year. International net sales, measured on a local currency basis, increased 3% compared to the second quarter of the prior year, but decreased 12% when measured in U.S. dollars due to the negative effects of changes in currency translation rates.

          Operating income in the second quarter was $15.4 million compared to $17.2 million in the second quarter last year. Of this decrease, an estimated $1.3 million is attributable to the strength of the U.S. dollar this year compared to last year. Additionally, operating margins in the domestic operation decreased from last year due to increased cost of sales and increased marketing expenses. As a result, operating income before other expenses and income taxes was 8.0% of net sales for the quarter ended October 31, 1997, compared to 8.9% of net sales for the quarter ended October 31, 1996.

          In the quarter ended October 31, 1997, net interest expense was $.1 million compared to net interest income of $.2 million in the same quarter of the prior year. Revaluation of foreign currencies was a loss of $.5 million in the second quarter of the current year compared to a loss of $.3 million in the same period last year. During the second quarter of last year, the Company sold subsidiary assets, resulting in a gain of $3.5 million before taxes ($2.3 million after taxes).

          Provision for income taxes was 42.0% of pre-tax income in the second quarter of the current year compared to 41.7% of pre-tax income in the prior year. Net income was 4.4% of net sales for the quarter ended October 31, 1997, compared to 6.3% of net sales in the quarter ended October 31, 1996.

        Second Quarter Comparison - Preceding Quarter

          Net sales of $193.6 million for the second quarter of fiscal
        1998 were 2% lower than the $198.0 million net sales reported in the first quarter. International net sales were 16% lower when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes, while domestic net sales were 8% higher than the previous quarter.

          Operating expenses were 92.0% of net sales in the current quarter compared to 93.5% in the first quarter. Operating expenses in the domestic operation were lower as a percent of net sales due to normal quarter-to-quarter sales and expense fluctuations. As a result, operating income before other expenses and income taxes was 8.0% of net sales for the quarter ended October 31, 1997, compared to 6.5% of net sales for the quarter ended July 31, 1997.

          Net interest expense amounted to $.1 million in the three months ended October 31, 1997, compared to $.2 million in the three months ended July 31, 1997. The revaluation of foreign currencies resulted in a loss of $.5 million in both the first and second quarters of the current year.

          Provision for income taxes amounted to 42.0% of pre-tax income in the quarter ended October 31, 1997, compared to 40.5% of pre-tax income in the quarter ended July 31, 1997. The higher overall tax rate in the second quarter was due to the impact of variations in individual country income levels and tax rates on combined international results. Net income was 4.4% of net sales for the quarter ended October 31, 1997, compared to 3.6% of net sales in the quarter ended July 31, 1997.


        Six Months Comparison - Prior Year

          Net sales for the six months ended October 31, 1997, increased
        2% to $391.6 million as compared with $385.1 million reported in the first six months of the last fiscal year. Domestically, net sales increased 10% in the six months compared to a year ago. International net sales were negatively affected by changes in currency translation rates and decreased 8% as reported in U.S. dollars. When measured on a local country currency basis, international net sales increased approximately 3%.

          Operating income for the six months this year was $650,000 below the operating income reported for the six months ended October 31, 1996. Of this decrease, an estimated $450,000 is due to the impact of the strength of the U.S. dollar this year compared to last year. Operating income in the six months this year decreased to 7.2% of net sales from 7.5% of net sales in the six month period ended
        October 31, 1996. Operating expenses, cost of sales and marketing expenses, were higher in the domestic operation in the six months this year compared to last year.

          Net interest expense was $.3 million in the six months ended October 31, 1997, compared to net interest income of $.3 million in the first six months of the prior year. Revaluation of foreign currencies resulted in a loss of $1.0 million in the first six months of the current year compared to a loss of $.6 million in the same period of the prior year. The sale of subsidiary assets in the six months ended October 31, 1996 resulted in a pre-tax gain of $3.5 million ($2.3 million after tax).

          Provision for income taxes was 41.3% of pre-tax income in the first six months of the current year compared to 41.8% of pre-tax income in the prior year. Net income was 4.0% of net sales for the six months ended October 31, 1997 compared to 4.9% of net sales for the six months ended October 31, 1996.

                             PART II.  OTHER INFORMATION




        Item 6.  Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the six months ended October 31, 1997.




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




        Date    December 10, 1997               /s/ Tom Hetzer
                -----------------               --------------
                                                Tom Hetzer
                                                Vice President - Finance
                                                (Principal Accounting Officer)