Form 10-Q
period 1998-01-31
NCH CORP
filed 1998-03-05
CIK 69960

                                     FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For quarter ended January 31, 1998        Commission file number 1-5838
                          ----------------                               ------



                                  NCH CORPORATION
        -----------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


           DELAWARE                                           75-0457200
        -------------------------------                   ---------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)


               P.O. Box 152170
            2727 Chemsearch Blvd.
                 Irving, TX                                    75015-2170
        -------------------------------                   ---------------------
         (Address of principal                                 (Zip Code)
            executive offices)

        Registrant's telephone number, include area code     (972) 438-0211
                                                             --------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
        (2) has been subject to such filing requirements for the past 90
        days.  Yes  X   No
                   ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                      Outstanding at February 27, 1998
        --------------------------            --------------------------------
        Common Stock, $1 par value                       7,155,299
        --------------------------            --------------------------------

                                   NCH CORPORATION
                                        INDEX

                                                                      Page No.
                                                                      --------

        Part I.         Financial Information:

        Consolidated Balance Sheets --
                January 31, 1998 and April 30, 1997                      3

        Consolidated Statements of Income --
                Three Months and Nine Months Ended
                January 31, 1998 and 1997                                4

        Consolidated Statements of Cash Flows --
                Nine Months Ended January 31, 1998 and 1997              5

        Notes to Consolidated Financial Statements                   6 - 7

        Management's Discussion and Analysis of
                Financial Condition and Results of Operations       8 - 16


        Part II.        Other Information                               17



                        NCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                                    January 31,      April 30,
                                                       1998            1997
                                                     --------        --------

        Assets
        Current Assets
          Cash and cash equivalents                  $ 20,459        $ 21,273
          Marketable securities                        77,498          69,700
          Accounts receivable, net                    144,733         144,664
          Inventories                                 117,754         107,502
          Prepaid expenses                              6,605           6,228
          Deferred income taxes                        22,066          18,579
                                                     --------        --------
        Total Current Assets                          389,115         367,946
                                                     --------        --------

        Property, Plant and Equipment                 206,439         202,830
          Accumulated depreciation                    119,492         114,330
                                                     --------        --------
                                                       86,947          88,500
                                                     --------        --------

        Deferred Income Taxes                          31,116          29,637
                                                     --------        --------

        Other                                          13,110          11,508
                                                     --------        --------

                Total                                $520,288        $497,591
                                                     ========        ========

        Liabilities and Stockholders' Equity
        Current Liabilities
          Notes payable to banks                     $  6,183        $  2,694
          Current maturities of long-term debt          3,705           3,767
          Accounts payable                             47,907          51,057
          Accrued expenses                             32,128          28,286
          Income taxes payable                         23,562          19,874
          Dividends payable                             2,504           2,149
                                                     --------        --------
        Total Current Liabilities                     115,989         107,827
                                                     --------        --------

        Long-term Debt, less current maturities         1,659             112
                                                     --------        --------

        Retirement and Deferred
          Compensation Plans                          111,042         107,057
                                                     --------        --------

        Stockholders' Equity
          Common stock, par value
           $1 per share, authorized
           20,000,000 shares.  Issued
           11,769,304 shares                           11,769          11,769
        Additional paid-in capital                     11,365           8,708
        Retained earnings                             463,405         448,513
        Foreign currency translation
          adjustment                                  (30,656)        (25,740)
        Unrealized gains on investments                   239              40
                                                     --------        --------
                                                      456,122         443,290
                                                     --------        --------
        Less treasury stock
          (4,614,005 and 4,606,705 shares)            164,524         160,695
                                                     --------        --------

                                                      291,598         282,595
                                                     --------        --------
                Total                                $520,288        $497,591
                                                     ========        ========


        The accompanying notes are an integral part of these financial statements.



                        NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)


                                    Three Months Ended      Nine Months Ended
                                        January 31,            January 31,
                                    ------------------     ------------------
                                      1998      1997         1998      1997
                                    --------  --------     --------  --------
        Net Sales                   $195,659  $193,291     $587,276  $578,412
                                    --------  --------     --------  --------

        Operating Expenses
        Cost of sales, including
         warehousing and
         commissions                 105,778   100,798      317,545   303,422
        Marketing and
          administrative
          expenses                    78,604    79,171      230,216   232,780
                                    --------  --------     --------  --------
                                     184,382   179,969      547,761   536,202
                                    --------  --------     --------  --------

        Operating Income              11,277    13,322       39,515    42,210
                                    --------  --------     --------  --------

        Other (Expenses) Income
        Revaluation of foreign
         currencies                     (612)     (271)      (1,653)     (834)
        Net interest                    (126)      252         (405)      544
        Gain on sale of subsidiary         0         0            0     3,536
                                    --------  --------     --------  --------

        Income before Income Taxes    10,539    13,303       37,457    45,456

        Provision for Income Taxes     4,276     5,565       15,401    19,010
                                    --------  --------     --------  --------

        Net Income                  $  6,263  $  7,738     $ 22,056  $ 26,446
                                    ========  ========     ========  ========

        Weighted Average Number of
          Shares Outstanding
           Basic                       7,167     7,202        7,165     7,374
                                    ========  ========     ========  ========

           Diluted                     7,196     7,209        7,194     7,381
                                    ========  ========     ========  ========

        Earnings Per Share
           Basic                    $    .87  $   1.07     $   3.08  $   3.59
                                    ========  ========     ========  ========

           Diluted                  $    .87  $   1.07     $   3.07  $   3.58
                                    ========  ========     ========  ========

        Cash Dividend Paid Per
          Share                     $    .35  $   1.30     $    .95  $   1.90
                                    ========  ========     ========  ========

        Cash Dividend Declared
          Not Paid                  $    .35  $    .30     $    .35  $    .30
                                    ========  ========     ========  ========

        The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)
                                                         Nine Months Ended
                                                             January 31,
                                                        --------------------
                                                          1998        1997
                                                        --------    --------
        Cash Flows from Operating Activities
          Net Income                                    $ 22,056    $ 26,446
          Adjustments to reconcile net income to
              net cash provided by operating
              activities:
            Depreciation and amortization                 10,911      11,508
            Gain on sale of subsidiary                         0      (3,536)
            Provision for losses on accounts
              receivable                                   5,089       5,750
            Deferred income taxes                         (5,123)     (2,631)
            Retirement and deferred compensation plans     4,442       6,588
            Other noncash items                              187        (660)
            Changes in assets and liabilities,
             excluding net assets acquired in the
             purchase of businesses:
               Accounts receivable                        (6,753)     (6,840)
               Inventories                                (9,635)      1,038
               Prepaid expenses                             (289)     (1,705)
               Accounts payable, accrued expenses and
                 income taxes payable                      5,050       2,666
               Other noncurrent assets                      (527)      1,142
                                                        --------    --------
                Net cash provided by operating
                 activities                               25,408      39,766
                                                        --------    --------

        Cash Flows from Investing Activities
          Sales of property, plant and equipment           1,063         726
          Purchases of property, plant and equipment     (10,589)    (14,268)
          Redemptions of marketable securities            29,081      38,794
          Purchases of marketable securities             (36,573)    (20,974)
          Acquisitions of businesses                      (2,944)       (246)
          Sale of subsidiary                                   0       7,932
          Other                                             (886)     (1,012)
                                                        --------    --------
                Net cash provided (used) in
                 investing activities                    (20,848)     10,952
                                                        --------    --------

        Cash Flows from Financing Activities
          Proceeds from notes payable                      5,519       2,679
          Payments of notes payable                       (2,173)     (8,287)
          Additional long term debt                           51         124
          Payments of long term debt                         (64)        (23)
          Borrowing of cash surrender values               1,930       1,914
          Payments of dividends                           (6,809)    (13,844)
          Purchase of treasury stock                      (7,439)    (27,173)
          Proceeds from exercise of stock options          6,101         359
                                                        --------    --------
                Net cash used in financing activities     (2,884)    (44,251)
                                                        --------    --------

        Effect of Exchange Rate Changes on Cash
          and Cash Equivalents                            (2,490)        (48)
                                                        --------    --------
        Net Increase (Decrease) in Cash and
          Cash Equivalents                                  (814)      6,419
                                                        --------    --------

        Cash and Cash Equivalents at Beginning
          of Year                                         21,273      21,806
                                                        --------    --------

        Cash and Cash Equivalents at End of Period      $ 20,459    $ 28,225
                                                        ========    ========

        The accompanying notes are an integral part of these financial statements.


                          NCH CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements


        1.  Basis of Presentation
            ---------------------

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of January 31, 1998, and April 30, 1997, the results of its operations for the nine months ended January 31, 1998 and 1997, and cash flows for the nine months then ended.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 NCH Corporation Report to the Shareholders, which is included in Part II of Form 10-K.

        The results of operations for the nine month period ended January 31, 1998, are not necessarily indicative of the results to be expected for the full year.


        2.  Inventories
            -----------

        Inventories consisted of the following (in thousands of dollars):

                                          January 31,    April 30,
                                            1998           1997
                                          --------       --------

        Raw Materials                     $ 16,170       $ 14,580
        Finished Goods                      99,554         90,915
        Sales Supplies                       2,030          2,007
                                          --------       --------
                                          $117,754       $107,502
                                          ========       ========



        3.  Earnings Per Common Share
            -------------------------

        Effective January 31, 1998, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with basic EPS and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. EPS for prior periods have been restated to conform with this new statement.

        Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only common stock equivalents and are considered in the diluted earnings per share calculations if they would not have been antidilutive for those periods. For the three and nine month periods ended January 31, 1998, all options were included as their effect was dilutive for those periods. However, for the three and nine month periods ended January 31, 1997, options totaling 105,169 and 183,126 were excluded as their effect would have been antidilutive.



        4.  Supplemental Cash Flow Information
            ----------------------------------

        Cash payments for interest for the nine months ended January 31, 1998 and 1997, were approximately $1,717,000 and $1,112,000, respectively. Cash payments for income taxes were approximately $16,153,000 and $18,861,000 for the same periods, respectively.

                       NCH CORPORATION AND SUBSIDIARIES
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations



        Liquidity and Capital Resources
        -------------------------------

          In the nine months ended January 31, 1998, working capital increased to $273.1 million from $260.1 million at April 30, 1997. The current ratio was 3.4 to 1 at January 31, 1998, and at April 30, 1997. The total of cash, cash equivalents and marketable securities increased by $7.0 million in the first nine months to $98.0 million at January 31, 1998, as shown on the Consolidated Balance Sheets. Net cash flows
        from operations totaled $25.4 million.   Additional cash was provided
        by the exercise of stock options of $6.1 million, net proceeds from notes payable of $3.3 million, and the borrowing of cash surrender values of company-owned life insurance policies on key employees of $1.9 million. Principal uses of cash consisted of net capital expenditures of $9.5 million, net purchases of marketable securities of $7.5 million, treasury stock purchases of $7.4 million, and payment
        of dividends of $6.8 million.   During the year, the Company purchased
        the net assets of one small business for $2.9 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

          The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at November 30, 1997, compared to February 28, 1997. This is reflected by the foreign currency translation component of stockholders' equity, which changed from a $25.7 million reduction of equity at April 30, 1997, to a $30.7 million reduction of equity at January 31, 1998.

          Accounts receivable increased by $.1 million and inventories increased by $10.3 million in the nine months ended January 31, 1998, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first nine months was to decrease the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable increasing by $1.7 million for the nine month period, net of the provision for losses on accounts receivable of $5.1 million.
        The increase in accounts receivable was primarily in the Company's international operation due to increased sales volume. The Consolidated Statements of Cash Flows shows inventories increasing by $9.6 million during the nine months ended January 31, 1998, exclusive of the effect of exchange rates. The increase in inventory was primarily in the Company's domestic operation, where inventory was increased to support the 9% increase in sales in the nine months over the prior year and due to an acquisition made in May of this fiscal year.

          Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $5.1 million when measured exclusive of the effect of exchange rate changes, but increased by $4.4 million as reported on the Consolidated Balance Sheets. This increase was primarily due to an increase in income taxes payable in the Company's domestic operation, due to normal timing differences in the amounts of tax payments in the current quarter compared to the fourth quarter of the prior year.

          Net expenditures for property, plant and equipment amounted to $9.5 million for the nine months ended January 31, 1998, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to decrease those reported values.

          Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, increased, exclusive of the effect of exchange rate changes and the indebtedness acquired in the purchase of a business, by $3.3 million during the nine months ended January 31, 1998. The increase was due primarily to additional short-term loans in the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, and shows an increase of $5.0 million, including indebtedess of $1.5 million related to the purchase of a business.

          The directors of the Company declared a regular quarterly dividend of $.35 per share on January 14, 1998, payable March 16, 1998, to shareholders of record March 2, 1998. Cash dividends paid during the first nine months of the fiscal year amounted to $6.8 million.

        Year 2000 Compliance
        --------------------

          The Company is continuing to review its worldwide computer systems to identify and address any code changes, testing, and implementation procedures necessary to make its systems year 2000 compliant. The Company believes that with modifications to existing software, and converting to new software, the year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company expects to be compliant by the end of fiscal year 1999. Amounts expensed for year 2000 projects have not been and are not expected to be significant to the Company's results of operations.


        Subsequent Event
        ----------------

          The Company has executed a non-binding letter of intent to sell two subsidiaries and negotiations are in progress. A definitive agreement has not been executed and significant uncertainties remain to be resolved before the transaction can be completed.


        Operating Results
        -----------------

        Third Quarter Comparison - Prior Year

          Net sales for the third quarter increased 1% to $195.7 million in the current year as compared with $193.3 million reported in the same quarter of the last fiscal year. Domestically, net sales in the third quarter of the current year increased 8% over the third quarter of the prior year. International net sales, measured on a local currency basis, increased 4% compared to the third quarter of the prior year, but decreased 5% when measured in U.S. dollars due to the negative effects of changes in currency translation rates.

          Operating income in the third quarter was $11.3 million compared to $13.3 million in the third quarter last year. Of this decrease, an estimated $1.3 million is attributable to the strength of the U.S. dollar this year compared to last year. Operating margins in the domestic operations decreased from last year due to increased cost of sales and increased marketing expenses. Operating margins in the Pacific and Far East decreased due to the regional business environment and were also negatively impacted by the strength of the U.S. dollar relative to regional currencies. As a result, operating income before other expenses and income taxes was 5.8% of net sales for the quarter ended January 31, 1998, compared to 6.9% of net sales for the quarter ended January 31, 1997.

          In the quarter ended January 31, 1998, net interest expense was $.1 million compared to net interest income of $.3 million in the same quarter of the prior year. Revaluation of foreign currencies was a loss of $.6 million in the third quarter of the current year compared to a loss of $.3 million in the same period of the prior year.

          Provision for income taxes was 40.6% of pre-tax income in the third quarter of the current year compared to 41.8% of pre-tax income in the prior year. Net income for the quarter ended January 31, 1998, was 3.2% of net sales compared to 4.0% of net sales in the quarter ended January 31, 1997.


        Third Quarter Comparison - Preceding Quarter

          Net sales of $195.7 million for the third quarter of fiscal 1998 were 1% higher than the $193.6 million net sales reported in the second quarter. International net sales were 24% higher when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes. Domestic net sales were 13% lower than the previous quarter due to normal quarter-to-quarter sales fluctuations.

          Operating expenses were 94.2% of net sales in the current quarter compared to 92.0% in the second quarter. Operating expenses in both the international and domestic operations were higher as a percent of net sales due to increased cost of sales and increased marketing expenses. As a result, operating income before other expenses and income taxes was 5.8% of net sales for the quarter ended January 31, 1998, compared to 8.0% of net sales for the quarter ended October 31, 1997.

          Net interest expense amounted to $.1 million in both the second and third quarters of the current year. The revaluation of foreign currencies resulted in a loss of $.6 million in the third quarter of the current year compared to a loss of $.5 million in the second quarter of the current year.

          Provision for income taxes amounted to 40.6% of pre-tax income in the quarter ended January 31, 1998, compared to 42.0% of pre-tax income in the quarter ended October 31, 1997. The lower overall tax rate in the third quarter was due to the impact of variations in individual country income levels and tax rates on combined international results as well as lower domestic earnings in the third quarter. Net income was 3.2% of net sales for the quarter ended January 31, 1998, compared to 4.4% of net sales in the quarter ended October 31, 1997.


        Nine Months Comparison - Prior Year
        -----------------------------------

          Net sales for the nine months ended January 31, 1998, increased to $587.3 million as compared with $578.4 million reported in the first nine months of the last fiscal year. Domestically, net sales increased 9% in the nine months compared to a year ago. International net sales were negatively affected by changes in currency translation rates and decreased 7% as reported in U.S. dollars. When measured on a local country currency basis, international net sales increased approximately 3%.

          Operating income for the nine months this year was $2.7 million below the operating income reported for the nine months ended January 31, 1997. Operating income, calculated on a local country currency basis, increased $800,000 for the nine months this year compared to last year, but the strength of the U.S. dollar negatively impacted reported operating income from international operations by $3.5 million. Operating income in the nine months this year decreased to 6.7% of net sales from 7.3% of net sales in the nine months ended January 31, 1997. Cost of sales and marketing expenses were higher in the domestic operation in the nine months this year compared to last year.

          Net interest expense was $.4 million in the nine months ended January 31, 1998, compared to net interest income of $.5 million in the first nine months of the prior year. Revaluation of foreign currencies resulted in a loss of $1.7 million in the first nine months of the current year compared to a loss of $.8 million in the same period of the prior year. The sale of subsidiary assets in the nine months ended January 31, 1997 resulted in a pre-tax gain of $3.5 million ($2.3 million after tax).

          Provision for income taxes was 41.1% of pre-tax income in the first nine months of the current year compared to 41.8% of pre-tax income in the prior year. Net income was 3.8% of net sales for the nine months ended January 31, 1998 compared to 4.6% of net sales for the nine months ended January 31, 1997.

                               PART II.  OTHER INFORMATION




        Item 6.  Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the nine months ended January 31, 1998.




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




        Date   March 5, 1998                    /s/ Tom Hetzer
               -------------                    --------------
                                                Tom Hetzer
                                                Vice President - Finance
                                                (Principal Accounting Officer)