Form 10-K405
period 1998-04-30
NCH CORP
filed 1998-07-24
CIK 69960

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended April 30, 1998       Commission file number 1-5838
                             --------------                              ------

                                  NCH CORPORATION
   ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  75-0457200
   ----------------------------------------   -------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

        P.O. Box 152170
   2727 Chemsearch Boulevard
         Irving, Texas                                       75015
   ----------------------------------------   ---------------------------------
   (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code        (972)438-0211
                                                        -----------------------

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

                                     Approximate Aggregate
                                        Market Value*         Total Shares
                                      of Shares Held by       Outstanding
             Class                     Non-affiliates       at June 26, 1998
   --------------------------          --------------       --------------
   COMMON STOCK, $1 PAR VALUE          $ 169,926,700           5,602,684
   --------------------------          --------------       --------------

   *The approximate aggregate market value of the common stock held by non-affiliates is based on the closing price of these shares on the New York Stock Exchange on June 26, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's 1998 Annual Report to the Shareholders and definitive Proxy Statement relating to the Registrant's 1998 Annual Shareholders Meeting are incorporated by reference in Parts II and III of this Form 10-K.

                    DOCUMENTS INCORPORATED BY REFERENCE


   Location in Form 10-K                        Incorporated Document

                                 PART II

   Item 5 - Market for the Registrant's         Page 36 of the 1998
   Common Equity and Related Shareholder        Annual Report.
   Matters.

   Item 6 - Selected Financial Data.            Page 18 of the 1998
                                                Annual Report.

   Item 7 - Management's Discussion and         Pages 18-21 of the 1998
   Analysis of Financial Condition and          Annual Report.
   Results of Operations.

   Item 8 - Financial Statements and            Pages 22-36 of the 1998
   Supplementary Data.                          Annual Report.


                                 PART III

   Item 10 - Directors and Executive            Pages 2-4 and 10-11 of the
   Officers of the Registrant.                  Company's Proxy Statement
                                                dated June 22, 1998, in
                                                connection with its Annual
                                                Meeting to be held on
                                                July 23, 1998.

   Item 11 - Executive Compensation.            Pages 4-8 of the Company's
                                                Proxy Statement dated June
                                                22, 1998, in connection with
                                                its Annual Meeting to be held
                                                on July 23, 1998.

   Item 12 - Security Ownership of Certain      Pages 10-11 of the Company's
   Beneficial Owners and Management.            Proxy Statement dated June 22,
                                                1998, in connection with its
                                                Annual Meeting to be held on
                                                July 23, 1998.

   Item 13 - Certain Relationships and          Pages 2-3 and 8 of the
   Related Transactions.                        Company's Proxy Statement dated
                                                June 22, 1998, in connection
                                                with its Annual Meeting to be
                                                held on July 23, 1998.

                                 PART I



   Item 1.  Business
            --------

        NCH Corporation, a Delaware corporation, and its subsidiaries (herein collectively referred to as the "Company" or "NCH" unless the context requires differently) markets an extensive line of maintenance, repair and supply products to customers throughout the world. Products include specialty chemicals, fasteners, welding supplies, and plumbing and electronic parts. These products are marketed principally through the Company's own sales force. During the current year, the two subsidiaries that marketed safety supplies were sold. Therefore, safety supplies are no longer included in the Company's product offerings. There have been no other significant changes in the kind of products produced or marketed by the Company since the beginning of the last fiscal year, although individual products are continually added to and deleted from the product line. Sales are generally consistent throughout the year, with no significant seasonal fluctuations.

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

        Qualified sales representatives are crucial to the Company's operations. In addition to industry competition, the Company competes with the entire business community for qualified sales representatives. This competition has been, and remains, severe. The Company has a required formal training program for its sales representatives consisting of in-house and field training. Based on the Company's experience in the last three years, turnover of new sales representatives in the first year is estimated to be 80%. The annual cost of recruiting and training sales representatives over the past three years has averaged approximately $40 million per year.

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

        As of the end of its last fiscal year the Company employed 10,373 persons. The Company employs 87 professional or technical persons on its laboratory staff ranging from Ph.D's to nongraduate chemical technicians. Although the laboratory staff spends time on research activities relating to the development of new products or services and the improvement of existing products or services, the staff is also engaged in quality control and customer service activities. Costs cannot be broken down between these various activities. The approximate amounts spent on laboratory operations in the years ended April 30, 1998, 1997 and 1996, were $5.5 million, $5.0 million and $4.6 million, respectively. All laboratory costs, including research and development, are expensed as incurred.

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

        Financial information by geographic area, in thousands of dollars, follows for the years ended April 30:

                                                           Latin
                        United                 Pacific &   America     Consoli-
                        States      Europe     Far East    & Canada     dated
                        --------    --------   --------    --------    --------
   1998
   Net Sales            $457,220    $245,669    $30,738     $50,468    $784,095
   Net Income (Loss)      27,299      10,880     (2,730)        246      35,695
   Identifiable Assets   262,426     116,953     12,691      21,424     413,494
   Corporate Assets                                                     106,210

   1997
   Net Sales            $417,411    $266,263    $34,313     $48,774    $766,761
   Net Income             21,809      11,686         86       1,094      34,675
   Identifiable Assets   267,639     114,486     17,476      23,325     422,926
   Corporate Assets                                                      74,665

   1996
   Net Sales            $412,027    $275,353    $35,727     $49,727    $772,834
   Net Income             20,341      15,247        247         472      36,307
   Identifiable Assets   256,625     126,041     17,789      21,094     421,549
   Corporate Assets                                                      92,855


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

        The Company owns and operates 19 manufacturing facilities in 7 states and 11 foreign countries, located in Canada, Europe, Latin America and the Far East, containing approximately 1,137,000 square feet. These facilities also include related office and warehouse space.

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

        During the last fiscal year the Company made investments, net of dispositions, of $12,593,000 ($13,935,000 gross) in property, plant and equipment.

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

        From time to time, the Company is named as a potentially responsible party in proceedings involving compliance with environmental laws and regulations. Currently, there are no such proceedings involving monetary sanctions pending against the Company, which singularly or in the aggregate, involve potential damages or expenditures in excess of 10% of the current assets of the Company.

   Item 4.  Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

         Executive Officers of the Registrant
         ------------------------------------

        The following are the executive officers of the Company as of June 1, 1998:

   Name                      Office                                      Age
   ----                      ------                                      ---

   Lester A. Levy            Chairman of the Board; Director              75

   Milton P. Levy, Jr.       Chairman of the Executive Committee;
                             Director                                     72

   Irvin L. Levy             President; Director                          69

   Earl Nicholson            Senior Vice President                        76

   James A. Stone            Senior Vice President                        76

   Joe Cleveland             Vice President and Secretary                 64

   Tom Hetzer                Vice President - Finance                     61

   Glen Scivally             Vice President and Treasurer                 57



   Messrs. Lester A. Levy, Milton P. Levy, Jr. and Irvin L. Levy are brothers. Each of the Company's executive officers has been an executive officer of the registrant for more than five years as his principal employment.

                                   PART II

   Item 5.  Market for the Registrant's Common Equity and Related Stockholder
            -----------------------------------------------------------------
            Matters
            -------


        Market and Dividend Information, appearing on page 36 of the 1998 Annual Report, is incorporated by reference herein.


   Item 6.  Selected Financial Data
            -----------------------


        Selected Financial Data, appearing on page 18 of the 1998 Annual Report, is incorporated by reference herein.

   Item 7.  Management's Discussion and Analysis of
            ---------------------------------------
            Financial Condition and Results of Operations
            ---------------------------------------------

        Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 18-21 of the 1998 Annual Report, is incorporated by reference herein.


   Item 8.  Financial Statements and Supplementary Data
            -------------------------------------------

        The Financial Statements and Supplementary Data, appearing on pages 22-36 of the 1998 Annual Report, is incorporated by reference herein.


   Item 9.  Changes in and Disagreements with Accountants on
            ------------------------------------------------
            Accounting and Financial Disclosure
            -----------------------------------

        None


                                 PART III

   Item 10.  Directors and Executive Officers of the Registrant
             --------------------------------------------------

        Information on directors of the registrant, found on pages 2-4 of the Company's Proxy Statement dated June 22, 1998, in connection with its Annual Meeting to be held July 23, 1998, is incorporated by reference herein.

        Information on executive officers of the registrant, found on pages 10-11 of the Company's Proxy Statement dated June 22, 1998, is incorporated by reference herein.


   Item 11. Executive Compensation
            ----------------------

        Information on executive compensation and transactions, found on pages 4-8 of the Company's Proxy Statement dated June 22, 1998, in connection with its Annual Meeting to be held July 23, 1998, is incorporated by reference herein.



   Item 12. Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

        Information on security ownership of principal stockholders and management, found on pages 10-11 of the Company's Proxy Statement dated June 22, 1998, in connection with its Annual Meeting to be held on July 23, 1998, is incorporated by reference herein.

   Item 13. Certain Relationships and Related Transactions
            ----------------------------------------------

        Information on certain relationships and related transactions, found on pages 2-3 and 8 of the Company's Proxy Statement dated June 22, 1998, in connection with its Annual Meeting to be held on July 23, 1998, is incorporated by reference herein.


                                 PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

   (a)(1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report on pages 18-19. The information set forth on pages 18-19 of this report is incorporated by reference. The consolidated financial statements set forth on page 18 of this report are filed as part of this Form 10-K by incorporation by reference to pages 22-36 of the 1998 Annual Report.


   (a)(3) and (c): Exhibits. For a list of the exhibits filed as a part of this report, see the Index to Exhibits on page 22 of this report, which is incorporated by reference.


   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 1998. A report on Form 8-K was filed on June 3, 1998.


   (d) Not applicable.

                                 SIGNATURES
   The Issuer
   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NCH Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, and the State of Texas, on this 5th day of June, 1998.

                                           NCH CORPORATION, Registrant

                                           By /s/ Irvin L. Levy
                                           ---------------------------
                                           Irvin L. Levy, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NCH Corporation and in the capacities and on the date indicated.

   Signature                     Capacity at Registrant        Date
   ---------                     ----------------------        ----

   /s/Lester A. Levy             Chairman of the Board;         June 5, 1998
   -----------------------       Director
   Lester A. Levy


   /s/Milton P. Levy, Jr.        Chairman of the Executive      June 5, 1998
   -----------------------       Committee; Director
   Milton P. Levy, Jr.


   /s/Irvin L. Levy              President; Director            June 5, 1998
   -----------------------       (Principal Executive Officer)
   Irvin L. Levy


   /s/Tom Hetzer                 Vice President - Finance       June 5, 1998
   -----------------------       (Principal Accounting Officer)
   Tom Hetzer


   /s/Robert L. Blumenthal       Director                       June 5, 1998
   -----------------------
   Robert L. Blumenthal


   /s/Rawles Fulgham             Director                       June 5, 1998
   -----------------------
   Rawles Fulgham


   /s/Jerrold M. Trim            Director                       June 5, 1998
   -----------------------
   Jerrold M. Trim


   /s/Thomas B. Walker Jr.       Director                       June 5, 1998
   -----------------------
   Thomas B. Walker Jr.

                                   NCH CORPORATION
                             AND SUBSIDIARY COMPANIES


                                      FORM 10-K
                    ITEMS 8, 14(a)(1) and (2) and (a)(3) and (c)

              INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


        The following consolidated financial statements are filed as part of this Form 10-K by incorporation by reference to pages 22-36 of the 1998 Annual Report.


   Consolidated Financial Statements:
        Statements of Income, Years Ended April 30, 1998, 1997 and 1996 Balance Sheets, April 30, 1998 and 1997
        Statements of Cash Flows, Years Ended April 30, 1998, 1997 and 1996 Statements of Stockholders' Equity, Years Ended April 30, 1998, 1997
           and 1996
   Notes to Consolidated Financial Statements
   Independent Auditors' Report
   Selected Unaudited Quarterly Data, Years Ended April 30, 1998 and 1997



        The following consolidated financial statement schedule of the registrant and its subsidiaries is included in Item 14(a)(2):

                                                                        Page
                                                                        ----
   Consolidated Financial Statement Schedule
        Independent Auditors' Report                                     20
        II   -  Valuation and Qualifying Accounts                        21

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

   INDEPENDENT AUDITORS' REPORT

   The Stockholders and Board of Directors
   NCH Corporation:


        Under date of May 26, 1998, we reported on the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1998, as contained in the 1998 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April
   30, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/  KPMG Peat Marwick LLP
   Dallas, Texas
   May 26, 1998



                                          NCH CORPORATION AND SUBSIDIARIES

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                  (In Thousands)



                                       Balance at      Charged to       Foreign       Deductions--     Balance
                                       Beginning       Costs and        Currency       Accounts        at End of
        Description                    of Period       Expenses       Translation     Written-Off      Period
   -------------------------           ---------       ----------     -----------     -----------      ---------

   Reserves Deducted in the Balance
   Sheet from Assets to Which They
   Apply

   Allowances for Doubtful Accounts

   Year Ended April 30, 1998             $15,624           $5,483         $  (770)         $4,684        $15,653
                                         =======           ======         =======          ======        =======

   Year Ended April 30, 1997             $16,259           $6,939         $(1,311)         $6,263        $15,624
                                         =======           ======         =======          ======        =======

   Year Ended April 30, 1996             $16,879           $7,697         $  (284)         $8,033        $16,259
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

   Exhibit 10.1 (1)(3)   Form of 1980 Non-Qualified Stock Option
                         Plan, as amended

   Exhibit 10.1.1 (2)    Stock Purchase Agreement among Jackson
                         Acquisition, Inc., NCH Corporation,
                         American Allsafe Company and Silencio/
                         Safety Direct, Inc. dated as of
                         March 30, 1998

   Exhibit 10.2 (1)(3)   Form of Non-Qualified Stock Option
                         Agreement

   Exhibit 10.5 (1)(3)   Forms of Deferred Compensation
                         Agreements with Messrs. Irvin, Lester,
                         and Milton Levy

   Exhibit 10.7 (3)(4)   Fourth and Fifth Amendments to Deferred Compensation
                         Agreements with Messrs. Irvin, Lester,
                         and Milton Levy

   Exhibit 10.8 (3)(5)   Executive Committee Incentive Bonus Plan

   Exhibit 10.9 (3)(6)   Fourth, Fifth and Sixth Amendments to Deferred
                         Compensation Agreements with Messrs. Irvin, Lester, and Milton Levy

   Exhibit 13 (2)        Annual Report for the year ended April 30, 1998
                         for information only and not filed

   Exhibit 21 (2)        Subsidiaries of the Registrant

   Exhibit 23 (2)        Independent Auditors' Consent

   Exhibit 27 (2)        Financial Data Schedule

   Exhibit 99 (2)        Definitive Proxy Statement regarding
                         the Company's 1998 Annual Meeting of
                         Stockholders

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

   (6) Incorporated herein by reference to the exhibit with the same exhibit number and designation in the Registrant's report on Form 10-K for the fiscal year ended April 30, 1997, filed with the Securities and Exchange Commission.

                         NCH CORPORATION AND SUBSIDIARIES
      EXHIBIT 10.1.1 STOCK PURCHASE AGREEMENT AMONG JACKSON ACQUISITION, INC.,
              AMERICAN ALLSAFE COMPANY AND SILENCIO/SAFETY DIRECT, INC.








                                STOCK PURCHASE AGREEMENT


                                        among


                                JACKSON ACQUISITION, INC.,


                                     NCH CORPORATION,


                               AMERICAN ALLSAFE COMPANY


                                          and


                              SILENCIO/SAFETY DIRECT, INC.







                              Dated as of March 30, 1998

                                  TABLE OF CONTENTS
                                  -----------------


   SECTION                                                        PAGE
   -------                                                        ----

                                    ARTICLE I
                                   DEFINITIONS


   1.1.    Definitions                                               1

                                    ARTICLE II
                           PURCHASE AND SALE OF SHARES


   2.1.    Basic Transaction                                         7
   2.2.    Payment of Purchase Price                                 7
   2.3.    Deposit                                                   7
   2.4.    The Closing                                               7
   2.5.    Closing Deliveries by Seller                              7
   2.6.    Closing Deliveries by Buyer                               8
   2.7.    Purchase Price Allocation                                 8


                                    ARTICLE III
                    REPRESENTATIONS AND WARRANTIES OF THE SELLER


   3.1.    Organization of Seller                                    9
   3.2.    Authorization of Transaction                              9
   3.3.    Noncontravention                                          9
   3.4.    Brokers' Fees                                            10
   3.5.    Shares                                                   10

                                    ARTICLE IV
           REPRESENTATIONS AND WARRANTIES OF THE COMPANIES AND THE SELLER


   4.1.    Organization, Qualification, and Corporate Power         10
   4.2.    Capitalization                                           11
   4.3.    Noncontravention                                         11
   4.4.    Brokers= Fees                                            11
   4.5.    Title to Assets                                          12
   4.6.    Subsidiaries                                             12
   4.7.    Financial Statements                                     12
   4.8.    Events Subsequent to Latest Balance Sheet                12
   4.9.    Undisclosed Liabilities                                  14
   4.10.   Legal Compliance                                         14
   4.11.   SEC Compliance                                           14
   4.12.   Tax Matters                                              15
   4.13.   Real Property                                            17
   4.14.   Intellectual Property                                    19
   4.15.   Assets of the Companies                                  21
   4.16.   Inventory                                                22
   4.17.   Contracts                                                22

   4.18.   Notes and Accounts Receivable                            24
   4.19.   Powers of Attorney                                       24
   4.20.   Insurance                                                24
   4.21.   Litigation                                               25
   4.22.   Product Warranty                                         25
   4.23.   Employees                                                26
   4.24.   Employee Benefits                                        26
   4.25.   Environmental Matters                                    28
   4.26.   Permits                                                  30
   4.27.   No Conflict of Interest                                  30
   4.28.   Bank Accounts                                            31
   4.29.   Customers and Suppliers                                  31
   4.30.   Claims Against Officers and Directors                    31
   4.31.   Improper and Other Payments                              31
   4.32.   Accuracy of Statements                                   32

                                    ARTICLE V
                     REPRESENTATIONS AND WARRANTIES OF THE BUYER


   5.1.    Organization of the Buyer                                32
   5.2.    Authorization of Transaction                             32
   5.3.    Noncontravention                                         32
   5.4.    Brokers' Fees                                            33
   5.5.    Investment Purpose                                       33
   5.6.    Litigation                                               33

                                    ARTICLE VI
                                    COVENANTS


   6.1.    General                                                  33
   6.2.    Operation of Business                                    33
   6.3.    Full Access                                              35
   6.4.    Exclusivity                                              35
   6.5.    Efforts                                                  36
   6.6.    Maintenance of Insurance                                 36
   6.7.    Notice and Supplemental Information                      36
   6.8.    Post-Closing Access and Cooperation                      37
   6.9.    Consistent Tax Reporting                                 37
   6.10.   Section 338(h)(10) Election                              37
   6.11.   Termination of Shareholder Agreements                    38
   6.12.   Resignation of Officers and Directors                    38
   6.13.   Interim Financial Statements                             38
   6.14.   Transition                                               38
   6.15.   Confidentiality                                          38
   6.16.   Post-Closing Covenants                                   39
   6.17.   Transfer Taxes                                           39
   6.18.   Business Name                                            40
   6.19.   Noncompetition                                           40
   6.20.   Assumption and Termination of Certain Contracts          41
   6.21.   Employee Benefits                                        41
   6.22.   Title Insurance                                          42
   6.23.   Financial Condition at Closing                           42
   6.24.   Foreign Trademarks                                       43

                                    ARTICLE VII
                           CONDITIONS TO OBLIGATION OF BUYER


   7.1.    Warranties True as of Closing Date                       43
   7.2.    Compliance with Covenants                                43
   7.3.    Consents                                                 43
   7.4.    Actions or Proceedings                                   43
   7.5.    Certificate                                              44
   7.6.    Opinion of Counsel                                       44
   7.7.    Resignations                                             44
   7.8.    Financing                                                44
   7.9.    Termination of Certain Agreements                        44
   7.10.   Government Approvals                                     44
   7.11.   Collateral Agreements                                    44
   7.12.   Lamba Assets                                             44
   7.13.   Documents                                                44
   7.14.   FIRPTA Certificate                                       45
   7.15.   Assumption and Termination of Certain Contracts          45
   7.16.   Replatting and conveyance of Allsafe property            45

                                    ARTICLE VIII
                        CONDITIONS TO OBLIGATION OF THE SELLER


   8.1.    Warranties True as of Closing                            46
   8.2.    Compliance with Covenants                                46
   8.3.    Actions or Proceedings                                   46
   8.4.    Certificate                                              46
   8.5.    Opinion of Counsel                                       46
   8.6.    Documents                                                46
   8.7.    Government Approvals                                     46

                                    ARTICLE IX
                         SURVIVAL AND REMEDY; INDEMNIFICATION


   9.1.    Survival of Representations and Warranties               47
   9.2.    Indemnification by the Seller                            47
   9.3.    Indemnification by the Buyer                             48
   9.4.    Third-Party Claims                                       49
   9.5.    Other Indemnification Provisions                         50

                                    ARTICLE X
                                   TAX MATTERS


   10.1.   Filing of Tax Returns and Payment of Taxes               51
   10.2.   Refunds of Taxes                                         51
   10.3.   Cooperation on Tax Matters                               52
   10.4.   Certain Taxes                                            52

                                    ARTICLE XI
                                    TERMINATION


   11.1.   Termination of Agreement                                 53
   11.2.   Effect of Termination                                    53

                                    ARTICLE XII
                                   MISCELLANEOUS


   12.1.   Expenses                                                 54
   12.2.   Press Releases and Public Announcements                  54
   12.3.   No Third-Party Beneficiaries                             54
   12.4.   Entire Agreement                                         54
   12.5.   Succession and Assignment                                54
   12.6.   Counterparts                                             54
   12.7.   Headings                                                 54
   12.8.   Notices                                                  55
   12.9.   Governing Law                                            56
   12.10.  Amendments and Waivers                                   56
   12.11.  Severability                                             56
   12.12.  Construction                                             56
   12.13.  Incorporation of Exhibits, Annexes, and Schedules        56
   12.14.  Specific Performance                                     57




   Exhibits
   --------
   Exhibit A       -       Form of Opinion of Counsel to the Seller
   Exhibit B       -       Form of Opinion of Counsel to the Buyer
   Exhibit C       -       Form of Transition Services Agreement
   Exhibit D       -       Form of Easement (Driveway)
   Exhibit E       -       Form of Easement (Turnaround)

   Schedules
   ---------

   Schedule 4.2            Capitalization
   Schedule 4.4            Broker's Fee
   Schedule 4.5            Title to Assets
   Schedule 4.7            Financial Statements
   Schedule 4.8            Events Subsequent to latest Balance Sheet
   Schedule 4.10           Legal Compliance
   Schedule 4.12           Tax Returns
   Schedule 4.13(a)        Owned Property
   Schedule 4.13(b)        Leased Property
   Schedule 4.14(b)        Intellectual Property Infringements
   Schedule 4.14(c)        Intellectual Property of the Companies
   Schedule 4.14(d)        Third Party Intellectual Property
   Schedule 4.17           Contracts
   Schedule 4.20           Insurance
   Schedule 4.21           Litigation
   Schedule 4.22           Warranties
   Schedule 4.23           Employees
   Schedule 4.24(a)        Employee Benefits
   Schedule 4.24(b)        Plan Documents and Reports
   Schedule 4.24(c)        Compliance with Employee Benefit Laws
   Schedule 4.25           Environmental Matters
   Schedule 4.26           Permits
   Schedule 4.28           Bank Accounts
   Schedule 4.29           Customers and Suppliers

   Schedule 6.2            Operation of Business
   Schedule 6.18           Business Name
   Schedule 6.24           Foreign Trademarks
   Schedule 7.15           Assumption and Termination of Certain Contracts
   Schedule 9.2(c)         Seller Indemnification
   Schedule 9.2(d)         Buyer Assumed Claims with Certain Seller Liability

                            STOCK PURCHASE AGREEMENT
                            ------------------------

   THIS STOCK PURCHASE AGREEMENT, dated as of March 30, 1998, is by and among Jackson Acquisition, Inc., a Delaware corporation (the "Buyer"), NCH Corporation, a Delaware corporation (the "Seller"), American Allsafe Company, a Texas corporation ("Allsafe"), and Silencio/Safety Direct, Inc., a Nevada corporation ("Silencio" and, together with Allsafe, the "Companies").

   WHEREAS, the Seller owns all of the outstanding capital stock of the Companies (the "Shares");

   WHEREAS, the Buyer wishes to purchase the Shares from the Seller and the Seller desires to sell to the Buyer all of the Shares;

   NOW, THEREFORE, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants herein contained, the parties agree as follows:


                                   ARTICLE I

                                  DEFINITIONS

   SECTION I.1. Definitions. The following terms shall have the following meanings for the purposes of this Agreement.

   "Accounts Receivable" means the rights of the Companies to cash payment for their sales and other amounts that would be classified as an account receivable on the asset side of a consolidated balance sheet of either of the Companies prepared in accordance with GAAP.

   "Adverse Consequences" means all actions, suits, proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, costs, amounts paid in settlement, Liabilities, obligations, Taxes, liens, losses, expenses, and fees, including court costs and attorneys' fees and expenses.

   "Affiliate" means, with respect to any specified Person, a Person that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, the Person specified.

   "Affiliated Group" means any affiliated group within the meaning of Code S1504(a) or any similar group defined under a similar provision of state, local or foreign Law.

   "Agreement" means this Stock Purchase Agreement, including all exhibits and schedules hereto, as it may be amended from time to time.

   "Authority" means any governmental, regulatory or administrative body, agency, subdivision or authority, any court or judicial authority, any public regulatory authority, whether foreign, national, federal, state or local or otherwise, or any Person lawfully empowered by any of the foregoing to enforce or seek compliance with any regulation.

   "Business" means the safety products manufacturing business of the Seller, which shall include, all of the inventory, sales and distributor information, Intellectual Property and other intangibles (collectively, the "Lamba Assets") of Lamba Systems U.K., a division of NCH U.K., Limited, a corporation organized under the laws of the United Kingdom ("Lamba U.K."); provided, however, that all Accounts Receivable of Lamba U.K. shall be excluded from the Business and the definition of Lamba Assets.

   "Buyer" has the meaning set forth in the preface above.

   "Buyer Indemnified Parties" has the meaning set forth in Section 9.2. below.

   "Closing" has the meaning set forth in Section 2.4 below.

   "Closing Date" has the meaning set forth in Section 2.4 below.

   "Code" means the Internal Revenue Code of 1986, as amended.

   "Companies" has the meaning set forth in the preface above.

   "Company Indemnifying Party" has the meaning set forth in Section 9.2 below.

   "Confidential Information" means any information concerning the businesses and affairs of the Companies other than information which is (i) generally available to the public through no fault of the disclosing party or (ii) which the disclosing party knew or to which the disclosing party had access prior to disclosure.

   "Contract" means any contract, lease, commitment, understanding, sales order, purchase order, agreement, indenture, mortgage, note, bond, right, warrant, instrument, plan, permit or license, whether written or oral, which is intended or purports to be binding and enforceable.

   "Current Liabilities" shall mean any indebtedness or other obligation coming due within one year that in either case would be classified as a current liability on the liability side of a consolidated balance sheet of either of the Companies in accordance with GAAP.

   "Deposit Amount" means $295,000.

   "Employee" has the meaning set forth in Section 4.23 below.

   "Employee Benefit Plan" means any (a) nonqualified deferred compensation or retirement plan or arrangement, (b) qualified defined contribution retirement plan or arrangement which is an Employee Pension Benefit Plan,
   (c) qualified defined benefit retirement plan or arrangement which is an Employee Pension Benefit Plan (including any Multiemployer Plan), or (d) Employee Welfare Benefit Plan or material fringe benefit or other retirement, bonus, or incentive plan or program.

   "Employee Pension Benefit Plan" has the meaning set forth in ERISA S3(2).

   "Employee Welfare Benefit Plan" has the meaning set forth in ERISA S3(1).

   "Encumbrances" means all liens, claims, easements, rights-of-way, reservations, restrictions, encroachments, tenancies and any other encumbrances of whatsoever kind, type or nature which affect the Owned Property.

   "Environmental Laws" means all Federal, state, and local statutes, regulations, ordinances and other provisions having the force or effect of law, all judicial and administrative orders and determinations, all contractual obligations and all common law concerning public health and safety, worker health and safety, and pollution or protection of the environment, including without limitation all those relating to the presence, use, production, generation, handling, transportation, treatment, storage, disposal, distribution, labeling, testing, processing, discharge, release, threatened release, control, or cleanup of any Hazardous Substances, materials or wastes, chemical substances or mixtures, pesticides, pollutants, contaminants, toxic chemicals, petroleum products or byproducts, asbestos, polychlorinated biphenyls, noise or radiation, each as amended and as now or hereafter in effect, including (but not limited to) the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Toxic Substances Control Act of 1976, as amended, the Federal Water Pollution Control Act Amendments of 1972, the Clean Water Act of 1977, as amended, any so-called "Superlien" law, and any other similar Federal, state or local statutes.

   "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

   "Financial Statements" has the meaning set forth in Section 4.7 below.

   "GAAP" means United States generally accepted accounting principles as in effect from time to time.

   "Hart-Scott-Rodino Act" means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

   "Hazardous Substance" means any material or substance which (i) constitutes a hazardous substance, toxic substance or pollutant (as such terms are defined by or pursuant to any Environmental Laws) or (ii) is regulated or controlled as a hazardous substance, toxic substance, pollutant or other regulated or controlled material, substance or matter pursuant to any Environmental Laws.

   "Indemnified Party" has the meaning set forth in Section 9.4 below.

   "Indemnifying Party" has the meaning set forth in Section 9.4 below.

   "Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all reissuances, continuations, continuations-in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (e) all computer software (including data and related documentation), (f) all other proprietary rights, and (g) all copies and tangible embodiments thereof (in whatever form or medium).

   "Knowledge" means with respect to a specified party hereto, actual knowledge of (i) the executive officers of such party and (ii) the officers and employees of such party who have operational responsibility for the subject matter associated with the relevant representation.

   "Latest Balance Sheet" means the unaudited balance sheet of each of the Companies dated as of January 31, 1998.

   "Law" means any law, statute, regulation, ordinance, rule, order, decree, judgment, consent decree, settlement agreement or governmental requirement enacted, promulgated, entered into, agreed or imposed by any Authority.

   "Liability" means any liability (whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including any liability for Taxes.

   "Lien" means any mortgage, lien (except for any lien for Taxes not yet due and payable), charge, restriction, pledge, security interest, option, lease or sublease, claim, right of any third party, easement, encroachment or encumbrance (other than, in each such case, any restriction on transfer imposed pursuant to applicable securities laws).

   "Material", "material" or "materially" means any circumstance or state of facts which results in, or would reasonably be expected to result in the expenditure or commitment of $150,000 or more.

   "Material Adverse Effect" means any change or effect that would be, or would reasonably be expected to be, materially adverse to the properties, assets, condition (financial or otherwise), results of operations, or business of a specified Person.

   "Most Recent Financial Statements" has the meaning set forth in Section
   4.7 below.

   "Most Recent Fiscal Month End" has the meaning set forth in Section 4.7 below.

   "Most Recent Fiscal Year End" has the meaning set forth in Section 4.7 below.

   "Multiemployer Plan" has the meaning set forth in ERISA S3(37).

   "Ordinary Course of Business" means the ordinary course of business consistent with past custom and practice (including with respect to quantity and frequency).

   "PBGC" means the Pension Benefit Guaranty Corporation.

   "Permits" has the meaning set forth in Section 4.26 below.

   "Permitted Encumbrances" means and shall include:

   (a)     all Encumbrances reflected on the Title Commitment approved by the
   Buyer: and

   (b)     liens and other encumbrances created by Buyer.

   "Person" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

   "Purchase Price" means $29,500,000.

   "SEC" means the United States Securities and Exchange Commission.

   "Securities Act" means the Securities Act of 1933, as amended.

   "Securities Exchange Act" means the Securities Exchange Act of 1934, as amended.

   "Seller Affiliate" means Seller and any other person which is directly or indirectly controlled by Seller. A person shall be deemed to be "controlled by" Seller if Seller possesses, directly or indirectly, (i) the power to vote 50% or more of the securities (on a fully diluted basis) having ordinary voting power for the election of directors or managing general partners, or (ii) power to direct or cause the direction of the management and policies or such person by Contract or otherwise.

   "Seller" has the meaning set forth in the preface above.

   "Shares" means all shares of capital stock of the Companies held of record by the Seller.

   "Subsequent Monthly Financial Statements" has the meaning set forth in
   Section 6.13 below.

   "Subsidiary" of a specified Person means any corporation, partnership, limited liability company, joint venture or other legal entity of which the specified Person (either alone or through or together with any other subsidiary) owns, directly or indirectly, 50% or more of the stock or other equity interest or partnership interest the holders of which are generally entitled to vote for the election of the board of directors or other governing body of such corporation or other legal entity.

   "Tax" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental (including taxes under Code S59A), customs duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

   "Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

   "Terminated Contracts" has the meaning set forth in Section 7.15 below.

   "Third Party Claim" has the meaning set forth in Section 9.4 below.

   "Title Commitment" means a commitment for an owner's policy of title insurance with respect to the Owned Property issued by the Title Company, on the most recent form promulgated by ALTA, setting forth the status of the title of the Owned Property and showing all Encumbrances and other matters relating to the Owned Property.

   "Title Company" means reputable title insurance company reasonably acceptable to Seller and Buyer.

   "Title Policy" means an owner's policy of title insurance with respect to the Owned Property on the most recent form promulgated by ALTA, issued by the Title Company, which policy shall initially be in the amount as determined in Section 6.22 of this Agreement subject only to the Permitted Encumbrances.

   "Working Capital" has the meaning set forth in Section 6.23(a) below.

                                ARTICLE II

                       PURCHASE AND SALE OF SHARES

   SECTION II.1. Basic Transaction. On and subject to the terms and conditions of this Agreement, the Buyer agrees to purchase from the Seller, and the Seller agrees to sell, or cause to be sold, to the Buyer, all of the Shares for the consideration specified herein.

   SECTION II.2. Payment of Purchase Price. On the Closing Date, in consideration for the Shares, the Buyer shall pay to the Seller an amount equal to the Purchase Price less the Deposit Amount (the "Net Purchase Price"). The Net Purchase Price shall be paid to the Seller by means of wire transfer of immediately available funds to an account or accounts designated by the Seller.

   SECTION II.3. Deposit. Upon the execution and delivery of this Agreement, the Buyer shall present to the Seller the Deposit Amount, which shall be placed in an escrow account and shall be released to the Seller (i) in the event the Closing occurs on or prior to April 30, 1998 on the Closing Date or (ii) in the event that the Buyer fails to purchase the Shares on or prior to April 30, 1998, other than as a result of the failure of the Seller or the Company, as the case may be, to meet any of the closing conditions expressly set forth in Section 7.1, 7.2, 7.3, 7.4, 7.5, 7.6, 7.7, 7.9, 7.10, 7.11 or 7.14, on April 30, 1998.

   SECTION II.4. The Closing. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Mayer, Brown & Platt, 1675 Broadway, New York, NY 10019, commencing at 10:00
   a.m. local time on the earlier of (i) April 15, 1998, (ii) five (5) business days following the satisfaction or waiver of all conditions to the obligations of the parties to consummate the transactions contemplated hereby (other than conditions with respect to actions the respective parties will take at the Closing itself) or (iii) such other date as the parties may mutually determine, but in no event later than April 30, 1998 (the "Closing Date").

   SECTION II.5. Closing Deliveries by Seller. To effect the transfer referred to in Section 2.1 hereof and the delivery of the consideration described in Section 2.2 hereof, the Seller shall, on the Closing Date, deliver the following:

   (a) Seller shall cause to be delivered to Buyer certificates evidencing the Shares, free and clear of any and all Liens, duly endorsed in blank for transfer or accompanied by stock powers duly executed in blank;

   (b) Seller shall have delivered to Buyer all consents, approvals, releases and waivers from governmental Authorities and other third parties required or necessary as a result of the transactions contemplated hereby, reasonably satisfactory in form and substance to Buyer and its counsel;

   (c) Seller shall have delivered all other documents required to be delivered pursuant to Article VII hereof not specifically mentioned above in this Section 2.5 ; and

   (d) Seller shall have delivered two executed counterparts of access easements substantially in the form as set forth on Exhibits D and E;

   (e) All instruments and documents executed and delivered to Buyer pursuant hereto shall be in form and substance, and shall be executed in a manner, reasonably satisfactory to Buyer and its counsel.

   SECTION II.6. Closing Deliveries by Buyer. To effect the transfer referred to in Section 2.1 hereof and the delivery of the consideration described in
   Section 2.2 hereof, the Buyer shall, on the Closing Date, deliver the following:

   (a) Buyer shall have tendered to Seller the Net Purchase Price by wire transfer of immediately available funds to such account or accounts of which Seller shall have given notice to Buyer hereunder not later than two (2) business days prior to the Closing Date;

   (b) Buyer shall have delivered two executed counterparts of access easements substantially in the form as set forth on Exhibits D and E.

   (c) Buyer shall have released the Deposit Amount from the escrow account to the Seller;

   (d) Buyer shall have tendered all other documents required to be delivered pursuant to Article VIII hereof not specifically mentioned above in this
   Section 2.6; and

   (e) All instruments and documents executed and delivered to Seller pursuant hereto shall be in form and substance, and shall be executed in a manner, reasonably satisfactory to Seller and its counsel.


   SECTION II.7. Purchase Price Allocation. The Purchase Price for the Shares (including assumed liabilities of the Companies) shall be allocated among the assets of each of the Companies as mutually agreed by Buyer and Seller within 60 days after the Closing Date. In the event the Buyer and Seller fail to agree to a purchase price allocation within 60 days of the Closing Date, they shall submit their respective allocation to a nationally recognized mutually acceptable independent accounting firm, which shall make an allocation binding upon both parties within 30 days of its engagement. Each of the Buyer and Seller shall bear 50% of the costs of such independent allocation. Following the consummation of the transactions contemplated by this Agreement, Buyer and Seller in connection with their respective U.S. Federal, state and local income Tax Returns shall not take any position inconsistent with such allocation (or any adjustment to such allocations). Any adjustment to the Purchase Price (or the assumed liabilities of the Companies) shall be allocated among the assets of each of the Companies in accordance with Temp. Treas. Reg. S 1.338(b)-3T(d) or Temp. Treas. Reg. S 1.338(b)-3T(e), whichever is applicable.

                                   ARTICLE III

                 REPRESENTATIONS AND WARRANTIES OF THE SELLER

   The Seller represents and warrants to the Buyer that the statements contained in this Article III are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article III) with respect to itself. All information set forth in the Schedules shall be deemed by this reference to be set forth in all such other Schedules delivered under this Article
   III.  Without limiting the generality of the foregoing, the mere listing
   (or inclusion of a copy) of a document or other item shall not be deemed adequate to disclose an exception to a representation or warranty made herein (unless the representation or warranty has to do with the existence of the document or other item itself).

   SECTION III.1. Organization of Seller. Seller is duly organized, validly existing and in good standing under the laws of the State of Delaware.

   SECTION III.2. Authorization of Transaction. Seller has the requisite corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder. This Agreement constitutes the valid and legally binding obligation of the Seller (assuming due authorization, execution and delivery hereof by the Buyer), enforceable in accordance with its terms and conditions, except as the same may be limited by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally and by general principles of equity (regardless of whether enforcement is sought in a proceeding at law or equity).

   SECTION III.3. Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (A) violate any constitution, Law, injunction, ruling, charge, or other restriction of any Authority to which the Seller is subject, (B) violate any provision of the certificate of incorporation or bylaws of the Seller or (C) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any Contract, lease, license, instrument, or other arrangement to which the Seller is a party or by which it is bound or to which any of its assets are subject, except for any violations or conflicts that, individually or in the aggregate, would not be material to the Companies (taken as a whole), impair the ability of the Seller to perform its obligations under this Agreement or prevent the consummation of any of the transactions contemplated hereby.


   SECTION III.4. Brokers' Fees. The Seller has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which the Buyer could become liable or obligated.

   SECTION III.5. Shares. The Seller holds of record and owns beneficially all of the Shares, free and clear of any restrictions on transfer (other than any restrictions under the Securities Act and state securities Laws), Taxes, Liens, options, warrants, purchase rights, Contracts, commitments, equities, claims, or demands. The Seller is not a party to any option, warrant, purchase right, or other Contract or commitment that could require the Seller to sell, transfer, or otherwise dispose of any Shares (other than this Agreement). The Seller is not a party to any voting trust, proxy, or other agreement or understanding with respect to the voting of any of the Shares.


                                ARTICLE IV

        REPRESENTATIONS AND WARRANTIES OF THE COMPANIES AND THE SELLER

   Each of the Companies and the Seller, jointly and severally hereby represents and warrants to the Buyer that the statements contained in this
   Article IV are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article IV), except as set forth in the Schedules hereto. All information set forth in the Schedules shall be deemed by this reference to be set forth in all such other Schedules delivered under this
   Article IV, An item disclosed in any Schedule shall be deemed disclosed for purposes of all Schedules. Without limiting the generality of the foregoing, the mere listing (or inclusion of a copy) of a document or other item shall not be deemed adequate to disclose an exception to a representation or warranty made herein (unless the representation or warranty has to do with the existence of the document or other item itself).


   SECTION IV.1. Organization, Qualification, and Corporate Power. Each of the Companies is a corporation duly organized, validly existing, and in good standing under the Laws of its jurisdiction of incorporation. Each of the Companies is duly authorized to conduct business and is in good standing under the Laws of each jurisdiction where such qualification is required, except where the failure to be so qualified or be in good standing would not be material to the Companies (taken as a whole). Each of the Companies has full corporate power and authority and all licenses, Permits, and authorizations necessary to carry on the business in which it is engaged and to own and use the properties owned and used by it, except where the failure to have such power and authority and hold such licenses, Permits and authorizations would not be material to the Companies (taken as a whole). The Seller has delivered to the Buyer correct and complete copies of the articles of incorporation and bylaws of each of the Companies (as amended to date). The minute books (containing the records of meetings of the stockholders, the board of directors, and any committees of the board of directors), the stock certificate books, and the stock record books of each of the Companies are correct and complete in all material respects. None of the Companies is, in any material respect, in default under or in violation of any provision of its articles of incorporation or bylaws.

   SECTION IV.2.  Capitalization.

   (a) The entire authorized capital stock of each of the Companies is set forth on Schedule 4.2. All of the issued and outstanding Shares have been duly authorized, are validly issued, fully paid, and nonassessable, and are held of record by the Seller. There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other Contracts or commitments that could require any of the Companies to issue, sell, or otherwise cause to become outstanding any of the Shares. There are no outstanding or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to the Shares. There are no voting trusts, proxies, or other agreements or understandings with respect to the voting of the Shares.

   (b) The assignments, endorsements, stock powers and other instruments of transfer delivered by the Seller to Buyer at the Closing will be sufficient to transfer the Seller's entire interest, legal and beneficial, in the Shares. The Seller has full power and authority to convey good and marketable title to all of the Shares, and upon transfer to Buyer of the certificates representing such Shares, Buyer will receive good and marketable title to such Shares, free and clear of all Liens.

   SECTION IV.3. Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, Law, injunction, ruling, charge, or other restriction of any Authority to which any of the Companies or Lamba U.K. is subject or any provision of the articles of incorporation or bylaws of any of the Companies or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any material Contract, lease, license, instrument, or other arrangement to which any of the Companies or Lamba U.K. is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Lien upon any of its assets). Except for filings under the Hart-Scott-Rodino Act, neither the Seller nor any of the Companies needs to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any Authority in order for the parties to consummate the transactions contemplated by this Agreement, except for such consents, approvals, orders, authorizations, registrations, declarations, filings, notices or Permits the failure of which to be obtained or made would not be material to the Companies (taken as a whole), impair the ability of the Seller or any of the Companies to perform their respective obligations under this Agreement or prevent the consummation of any of the transactions contemplated thereby.

   SECTION IV.4. Brokers' Fees. Except as set forth on Schedule 4.4, neither the Seller nor any of the Companies has any Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

   SECTION IV.5. Title to Assets. Except as set forth on Schedule 4.5 hereto, each of the Companies has good and marketable title to, or a valid leasehold or license interest in, the properties and assets used by it, located on its premises, or shown on the Latest Balance Sheet or acquired after the date thereof and that are material to the Companies (taken as a whole), free and clear of all Liens, except for (i) properties and assets disposed of in the Ordinary Course of Business since the date of the Latest Balance Sheet and (ii) Liens that, individually or in the aggregate, are not material to the Companies, taken as a whole.

   SECTION IV.6. Subsidiaries. None of the Companies has any direct or indirect Subsidiaries, either wholly or partially owned, and none of the Companies holds any direct or indirect economic, voting or management interest in any Person or owns any securities issued by any Person.

   SECTION IV.7. Financial Statements. Attached hereto as Schedule 4.7 are the following financial statements (collectively the "Financial Statements"): (i) audited consolidated balance sheets and statements of income (including all notes thereto) as of and for the fiscal year ended April 30, 1997 (the "Most Recent Fiscal Year End") for each of the Companies; (ii) unaudited consolidated balance sheets and statements of income (including all notes thereto) as of and for the fiscal year ended April 30, 1995 and 1996; and (iii) unaudited consolidated balance sheets and statements of income (including all notes thereto) (the "Most Recent Financial Statements") as of and for the 9 months ended January 31, 1998 (the "Most Recent Fiscal Month End") for each of the Companies. The Financial Statements (including the notes thereto) have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered thereby and present fairly the financial condition of each of the Companies as of such dates and the results of operations of each of the Companies for such periods. The Seller maintains a separate cash account for each of the Companies (into which the Seller deposits all of the receipts of the Business and out of which the Seller makes all of the disbursements of the Business).

   SECTION IV.8. Events Subsequent to Latest Balance Sheet. Except as set forth on Schedule 4.8 hereto, since the date of the Latest Balance Sheet, there has not been any adverse change in the business, financial condition, operations or results of operations of any of the Companies (taken as whole), that, individually or together with other similar events, could reasonably be expected to constitute or cause a Material Adverse Effect on the Companies, taken as a whole. Without limiting the generality of the foregoing, since that date:

   (a) none of the Companies has sold, leased, transferred, or assigned any of its material assets, tangible or intangible, other than in the Ordinary Course of Business;

   (b) except purchase orders and sales contracts entered into in the Ordinary Course of Business, none of the Companies has entered into any Contract (or series of related Contracts) involving more than $150,000;

   (c) no party (including any of the Companies) has accelerated, terminated, modified, or canceled any material Contract (or series of related Contracts) to which any of the Companies is a party or by which any of the Companies is bound;

   (d) except in the Ordinary Course of Business, none of the Companies has imposed any Lien upon any of its assets, tangible or intangible;

   (e) except in accordance with the capital expenditure budget provided to the Buyer and as set forth on Schedule 4.8, none of the Companies has made any capital expenditure (or series of related capital expenditures) in an amount in excess of $150,000 either individually or in the aggregate;

   (f) except in accordance with the capital expenditure budget provided to the Buyer and as set forth on Schedule 4.8, none of the Companies has made any capital investment in, any loan to, or any acquisition of the securities or assets, except in the Ordinary Course of Business (such as, without limitation, the purchase of inventory and supplies), of, any other Person (or series of related capital investments, loans, and acquisitions);

   (g) none of the Companies has issued any note, bond, or other debt security or created, incurred, assumed, or guaranteed any indebtedness for borrowed money or capitalized lease obligation involving more than $150,000 either individually or in the aggregate;

   (h) none of the Companies has delayed or postponed the payment of any material accounts payable or other Liabilities outside the Ordinary Course of Business;

   (i) none of the Companies has canceled, compromised, waived, or released any right or claim (or series of related rights and claims) either involving more than $150,000 or outside the Ordinary Course of Business;

   (j) none of the Companies has granted any license or sublicense of any rights under or with respect to any Intellectual Property;

   (k) there has been no change made or authorized in the articles of incorporation or bylaws of any of the Companies;

   (l) none of the Companies has issued, sold, or otherwise disposed any of its capital stock, or granted any options, warrants, or other rights to purchase or obtain (including upon conversion, exchange, or exercise) any of its capital stock;

   (m) none of the Companies has declared, set aside, or paid any dividend or made any distribution with respect to its capital stock (whether in cash or in kind) or redeemed, purchased, or otherwise acquired any of its capital stock, or otherwise made any payments or dispositions of the Companies' cash outside of the Ordinary Course of Business; provided, that Seller shall be entitled to withdraw substantially all monies from the Companies' cash accounts immediately prior to the Closing Date.


   (n) none of the Companies has experienced any damage, destruction, or loss (whether or not covered by insurance) to its property that is material to the Companies (taken as a whole);

   (o) except as identified on Schedule 4.8, none of the Companies has made any loan to, or entered into any other transaction with, any of its directors, officers, employees or Affiliates;

   (p) other than in the Ordinary Course of Business, none of the Companies has entered into any employment Contract or collective bargaining agreement or modified the terms of any existing such Contract or agreement;

   (q) other than in the Ordinary Course of Business, none of the Companies has granted any increase in the base compensation of any of its directors or officers, or made any other change in employment terms for any of its directors, officers, and employees or, except for wage and salary increases made in the Ordinary Course of Business, increased the compensation of any other employee of any of the Companies;

   (r) none of the Companies has adopted, amended, modified, or terminated any bonus, profit-sharing, incentive, severance, or other plan, Contract, or commitment for the benefit of any of its directors or officers (or taken any such action with respect to any other Employee Benefit Plan);

   (s) none of the Companies has made or pledged to make any charitable or other capital contribution outside the Ordinary Course of Business; and

   (t)  none of the Companies has committed to any of the foregoing.

   SECTION IV.9.  Undisclosed Liabilities.   None of the Companies has any
   material Liability (and, to the Knowledge of the Companies and the Sellers, there is no basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of the Companies giving rise to any material Liability), except for (i) Liabilities which are reflected, reserved or disclosed in the Latest Balance Sheet and (ii) Liabilities which have arisen after the date of the Latest Balance Sheet in the Ordinary Course of Business.

   SECTION IV.10. Legal Compliance. Except as set forth on Schedule 4.10, each of the Companies and their respective predecessors and Affiliates have complied in all material respects with all applicable Laws, and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure to so comply.


   SECTION IV.11. SEC Compliance. The Seller and the Companies have complied with all applicable provisions of the Securities Act and the Securities Exchange Act and with all SEC regulations and have filed and registered all forms, agreements, securities and documents required by Law and by the regulations promulgated by the SEC, including, but not limited to, all required registration statements, proxy statements, annual and quarterly reports and all other necessary filings except to the extent such failure to comply would not be material to the Companies (taken as a whole). To the Knowledge of the Companies and the Seller, no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply.

   SECTION IV.12.  Tax Matters.

   (a) Each of the Companies has duly and timely filed (taking into account all valid extensions of filing dates) all Tax Returns that it has been required to file for all periods through and including the Closing Date.
   All such Tax Returns were correct and complete in all material respects.
   All material Taxes owed by any of the Companies (whether or not shown on any Tax Return) have been timely paid, except for Taxes being contested in good faith by appropriate proceedings and for which adequate reserves have been established in accordance with GAAP. None of the Companies currently is the beneficiary of any extension of time within which to file any Tax Return. Each of the Companies has maintained an adequate provision for, and adequate funds to pay Taxes payable for such Company as of January 31, 1998, and such provision and funds (as adjusted for the passage of time through the Closing Date in accordance with the past custom and practices of each of the Companies in filing their respective Tax Returns) will be adequate for Taxes payable by such Company as of the Closing Date. No claim has ever been made by an Authority in a jurisdiction where any Company does not pay Taxes or file Tax Returns that it is or may be subject to taxation by that jurisdiction. There are no Liens on any of the assets of any of the Companies that arose in connection with any failure (or alleged failure) to pay any Tax.

   (b) Except as set forth on Schedule 4.12, none of the Tax Returns that include the operations of the Companies has ever been audited or investigated by any taxing Authority, and, to the Knowledge of the Companies and the Seller no fact exists which would constitute grounds for the assessment of any additional material Taxes by any taxing Authority with respect to the taxable years covered in such Tax Returns. To the Knowledge of the Companies and the Seller, no issues have been raised in any examination by any taxing Authority with respect to the businesses and operations of the Companies which, by application of similar principals, reasonably could be expected to result in a proposed adjustment to the Liability for material Taxes for any other period not so examined. To the Knowledge of the Company and the Seller, neither the Companies nor the Seller has received, or expects to receive, from any taxing Authority any written notice of a proposed adjustment, deficiency, underpayment of Taxes or any other such notice which has not been satisfied by payment or been withdrawn, and no claims have been asserted relating to such Taxes against the Companies.


   (c) Schedule 4.12 lists all federal, state, local, and foreign income Tax Returns filed with respect to each of the Companies for taxable periods for which the applicable statute of limitations has not expired. The Seller has delivered to the Buyer correct and complete copies of all federal, state, local and foreign income Tax Returns, examination reports, and statements of deficiencies assessed against or agreed to by each of the Companies for taxable periods for which the applicable statue of limitations has not expired. None of the Companies has waived any statute of limitations in respect of Taxes or agreed to any extension of time with respect to a Tax assessment or deficiency.

   (d) To the Knowledge of the Companies and the Seller, neither the Seller nor any of the Companies (i) expects any Authority to assess any material additional Taxes for any period for which Tax Returns have been filed or has received from any taxing Authority any written notice of a proposed adjustment, deficiency, underpayment of Taxes or any other such notice which has not been satisfied by payment or been withdrawn, and no claims have been asserted relating to such Taxes against any of the Companies.

   (e) Each of the Companies has withheld and paid all material Taxes required to have been withheld and paid in connection with amounts paid or owing to any employee, independent Contractor, creditor, stockholder, or other third party.

   (f)  None of the Companies has filed a consent to the application of
   Section 341(f) of the Code.

   (g) None of the Companies will be required, as a result of (i) a change in accounting method for a Tax period beginning on or before the Closing Date, to include any adjustment under Section 481(c) of the Code (or any corresponding provision of state, local or foreign Tax Law) in taxable income for any Tax period beginning on or after the Closing Date, or (ii) any "closing agreement," as described in Section 7121 of the Code (or any corresponding provision of state, local or foreign Tax Law), to include any item of income in or exclude any item of deduction from any Tax period beginning on or after the Closing Date.

   (h) None of the Companies has made any payments, is obligated to make any payments or is a party to any agreement that under certain circumstances could obligate it to make any "excess parachute payment" as defined in
   Section 280G of the Code (without regard to subsection (b)(4) thereof) any payments that will not be deductible under Section 280G or Section 162(m) of the Code.

   (i) None of the Companies has been a United States real property holding corporation within the meaning of Section 897(c)(2) of the Code during the applicable period specified in Section 897(c)(1)(A)(ii) of the Code.

   (j) None of the Companies is a party to any Tax allocation or sharing agreement. None of the Companies is subject to any joint venture, partnership or other arrangement or Contract which is treated as a partnership for federal income Tax purposes.

   (k) None of the assets of the Companies constitutes tax-exempt bond financed property or tax-exempt use property within the meaning of
   Section 168 of the Code, and none of the assets reflected on the Financial Statements is subject to a lease, safe harbor lease or other arrangement as a result of which none of the Companies is treated as the owner for federal income Tax purposes.

   (l) Seller is not a "foreign person" as defined in Section 1445(f)(3) of the Code.

   (m) Except as set forth on Schedule 4.12, none of the Companies (A) has been a member of an Affiliated Group filing a consolidated federal income Tax Return or (B) has any Liability for the Taxes of any Person (other than the Company) under Treas. Reg. S1.1502-6 (or any similar provision of state, local, or foreign Law), as a transferee or successor, by Contract, or otherwise.

   SECTION IV.13.  Real Property.

   (a) Schedule 4.13(a) lists and describes briefly all real property that each of the Companies owns (the "Owned Property"). Except as set forth on
   Schedule 4.13(a) with respect to each such parcel of Owned Property:

   (i) the identified owner has good and marketable title to the parcel of Owned Property, free and clear of all Liens, easements, covenants, or other restrictions, except for installments of special assessments of real estate Taxes not yet delinquent and recorded easements, covenants, and other restrictions which do not impair the current use, occupancy, or value, or the marketability of title, of the property subject thereto; other than Liens, easements, covenants, or other restrictions that would not be material to the Companies (taken as a whole);

   (ii) there are no pending or, to the Knowledge of the Companies and the Seller, threatened condemnation proceedings, lawsuits, or administrative actions relating to the property which are reasonably likely to have a Material Adverse Effect on the current use, occupancy or value thereof;

   (iii) To the Knowledge of the Seller and the Companies, all facilities have received all approvals of governmental Authorities (including licenses and Permits) required in connection with the ownership or operation thereof except where the failure to obtain such approvals would not be material to the Companies (taken as a whole) and have been operated and maintained in accordance with applicable Laws, rules, and regulations in all material respects;

   (iv) there are no material leases, subleases, licenses, concessions, or other Contracts granting to any party or parties the right of use or occupancy of any portion of the parcel of Owned Property;

   (v) there are no outstanding unrecorded options or rights of first refusal to purchase any Owned Property, or any portion thereof or interest therein;

   (vi) there are no parties (other than the Companies and the Seller) in possession of any Owned Property; and

   (vii) all facilities located on the parcels of Owned Property are supplied with utilities and other services necessary for the current operation of such facilities in the Ordinary Course of Business, including gas, electricity, water, telephone, sanitary sewer, and storm sewer;

   (b) Schedule 4.13(b) lists and describes briefly all real property leased or subleased to each of the Companies providing for lease or other payments thereunder in excess of $150,000 per annum (the "Leased Property"). The Seller has delivered to the Buyer correct and complete copies of the leases and subleases and other agreements for occupancy, including all amendments, extensions and other modifications thereto ("Leases") with respect to each Leased Property, as listed in Schedule 4.13(b) (as amended to date). Except as set forth on Schedule 4.13(b), with respect to each Lease:

   (i) the Lease is legal, valid, binding, enforceable against the Seller or the Companies (as applicable), and in full force and effect, except as the same may be limited by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally and by general principles of equity (regardless of whether enforcement is sought in a proceeding at law or equity);

   (ii) the Lease will be legal, valid, binding, enforceable, and in full force and effect on identical terms immediately following the consummation of the transactions contemplated hereby;

   (iii) no party to the Lease is in breach or default in any material respect, and to the Knowledge of the Companies and the Seller, no event has occurred which, with notice or lapse of time, would constitute a breach or default or permit termination, modification, or acceleration thereunder;

   (iv)  no party to the Lease has repudiated any material provision thereof;

   (v) there are no material disputes, oral agreements, or forbearance programs in effect as to the Lease;

   (vi) none of the Companies has assigned, transferred, conveyed, mortgaged, deeded in trust, or encumbered in any material respect any interest in the leasehold or subleasehold;

   (vii) all facilities leased or subleased thereunder have received all material approvals of governmental Authorities (including licenses and permits) required in connection with the operation thereof ; and

   (viii) all facilities leased or subleased thereunder are supplied with utilities and other services necessary for the operation of said facilities in the Ordinary Course of Business.

   SECTION IV.14.  Intellectual Property.

   (a) Each of the Companies owns or has the right to use pursuant to Contract all Intellectual Property necessary for the operation of the Business as presently conducted and proposed to be conducted. Each such item of Intellectual Property owned or used by each of the Companies immediately prior to the Closing hereunder will be owned or available for use by such Company on identical terms and conditions immediately subsequent to the Closing hereunder. Each of the Companies has taken all necessary action to maintain and protect each item of Intellectual Property that it owns or uses, except where the failure to take such action would not be material to the Companies (taken as a whole).

   (b) Except as disclosed on Schedule 4.14(b), none of the Companies has interfered with, infringed upon, misappropriated, or otherwise come into conflict with any Intellectual Property rights of third parties in any material respect, and the Companies and the Seller have no Knowledge of any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation, or violation (including any claim that any of the Companies must license or refrain from using any Intellectual Property rights of any third party), except for such interference, infringements, misappropriations, conflicts, charges, complaints, claims, demands and notices that would not be material to the Companies (taken as a whole). Except as disclosed on Schedule 4.14(b), to the Knowledge of the Companies and the Seller, no third party has interfered with, infringed upon, misappropriated, or otherwise come into conflict with any Intellectual Property rights of any of the Companies.

   (c) Schedule 4.14(c) identifies each patent or registration which has been issued to each of the Companies with respect to any of its Intellectual Property, identifies each pending patent application or application for registration which each of the Companies has made with respect to any of its Intellectual Property, and identifies each Contract which each of the Companies has granted to any third party with respect to any of its Intellectual Property (together with any exceptions). The Seller has delivered to the Buyer correct and complete copies of all such patents, registrations, applications and Contracts (as amended to date) and has made available to the Buyer correct and complete copies of all other written documentation evidencing ownership and prosecution (if applicable) of each such item. Schedule 4.14(c) also identifies each trade name or unregistered trademark used by each of the Companies in connection with the Business. Schedule 4.14(c) also identifies each material software program owned by the Companies, and the Seller has delivered to the Buyer all source and object code and documentation for or relating to such software programs. Except as disclosed on Schedule 4.14(c), with respect to each item of Intellectual Property required to be identified in Schedule 4.14(c):


   (i) each of the Companies possesses all right, title, and interest in and to the item, free and clear of any Lien, license, or other restriction, except for such other Liens, licenses or other restrictions that would not be material to the Companies (taken as a whole);

   (ii) the item is not subject to any outstanding injunction, judgment, order, decree, ruling, or charge;

   (iii) no action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand is pending or, to the Knowledge of the Companies and the Seller, is threatened which challenges the legality, validity, enforceability, use, or ownership of the item; and

   (iv) none of the Companies has ever agreed to indemnify any Person for or against any interference, infringement, misappropriation, or other conflict with respect to the item.

   (v) the Seller has not abandoned any of the U.S. registered trademarks set forth on Schedule 4.14(c).

   (d) Schedule 4.14(d) identifies each material item of Intellectual Property that any third party owns and that each of the Companies uses pursuant to any Contract. The Seller has delivered to the Buyer correct and complete copies of all such Contracts (as amended to date). Schedule 4.14(d) also identifies each material Contract providing for support or maintenance of software used by the Companies. Except as set forth on
   Schedule 4.14(d), with respect to each item of Intellectual Property required to be identified in Schedule 4.14(d):

   (i) the Contract covering the item is legal, valid, binding, enforceable, and in full force and effect, except as the same may be limited by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally and by general principles of equity (regardless of whether enforcement is sought in a proceeding at law or equity);

   (ii) the Contract will be legal, valid, binding, enforceable, and in full force and effect on identical terms immediately following the consummation of the transactions contemplated hereby;

   (iii) no party to the Contract is in breach or default in any material respect, and to the Knowledge of the Companies and the Seller, no event has occurred which with notice or lapse of time would constitute a breach or default or permit termination, modification, or acceleration thereunder;


   (iv) no party to the Contract has repudiated any material provision of such Contract;

   (v) to the Knowledge of the Companies and the Seller, the underlying item of Intellectual Property is not subject to any outstanding injunction, judgment, order, decree, ruling, or charge that would be material to the Companies (taken as a whole);

   (vi) no action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand is pending or, to the Knowledge of the Companies and the Seller, is threatened, which challenges the legality, validity, or enforceability of the underlying item of Intellectual Property; and

   (vii) none of the Companies has granted any sublicense or similar right with respect to the Contract.

   (e) To the Knowledge of the Companies and the Seller and except as set forth on Schedule 4.14(b), none of the Companies will interfere with, infringe upon, misappropriate, or otherwise come into conflict with, any Intellectual Property rights of third parties (including but not limited to the failure of Silencio to obtain the requisite permission or license for the use of trademarks and service marks from any third party) as a result of the continued operation of its Business as presently conducted, except for such interference, infringements, misappropriations or conflicts that would not be material to the Companies (taken as a whole).

   (f) None of the Companies and the Seller have any Knowledge of any new products, inventions, procedures, or methods of manufacturing or processing that any competitors or other third parties have developed which would reasonably be expected to supersede or make obsolete any product or process of any of the Companies.

   (g) The Companies have (i) undertaken a review and assessment of all areas within their business and operations that could be materially adversely affected by the "Year 2000 Problem" (that is, the risk that computer applications used by the Companies may be unable to recognize and properly perform date-sensitive functions involving dates prior to and any date after December 31, 1999), (ii) developed a plan and time line for addressing the Year 2000 Problem on a timely basis, and (iii) to date, implemented that plan in accordance with that timetable. The Companies reasonably anticipate that all computer applications that are material to the Companies' business and operations will on a timely basis be able to record, store, process, manage, specify or print dates falling on or after January 1, 2000 substantially in the same manner, and with substantially the same functionality, accuracy, data integrity and performance as such computer applications record, store, process, manage, specify and print dates falling on or before December 31, 1999 (that is, be "Year 2000 Compliant").


   SECTION IV.15. Assets of the Companies. Each of the Companies owns or leases all buildings, machinery, equipment, and other assets necessary for the conduct of its Business as presently conducted and as presently proposed to be conducted. Each such asset is free from defects (patent and latent), has been maintained in accordance with normal industry practice, is in good operating condition and repair (subject to normal wear and tear), and is suitable for the purposes for which it presently is used and presently is proposed to be used, except where the existence of such defects, failure to maintain, condition and repair, or suitability would not be material to the Companies (taken as a whole). The assets of the Companies at the Closing, when taken together with the Lamba Assets and the Transition Services Agreement will be sufficient in all material respects to permit the Buyer to operate the Business as currently conducted and as proposed to be conducted.

   SECTION IV.16. Inventory. The inventory of each of the Companies consists of raw materials and supplies, manufactured and purchased parts, goods in process, and finished goods, all of which is merchantable in all material respects and fit in all material respects for the purpose for which it was procured or manufactured, subject only to the reserve for inventory writedown which is reflected on a net basis in inventory on the face of the Latest Balance Sheet, as adjusted for the passage of time through the Closing Date in the Ordinary Course of Business.

   SECTION IV.17. Contracts. Except for purchase orders and sales contracts entered into in the Ordinary Course of Business, Schedule 4.17 lists the following Contracts and other agreements to which each of the Companies is a party:

   (a) any material Contract (or group of related Contracts) that requires the consent of any person in connection with the execution of this Agreement and the transactions contemplated thereby;

   (b) any Contract (or group of related Contracts) for the lease of personal property to or from any Person providing for lease payments in excess of $150,000 per annum;

   (c) any Contract (or group of related Contracts) for the purchase or sale of raw materials, commodities, supplies, products, or other personal property, or for the furnishing or receipt of services, the performance of which will, result in a loss to any of the Companies, or involve consideration in excess of $150,000;

   (d) any capitalized lease, pledge, conditional sale or title retention agreement involving the payment of more than $150,000 in the aggregate;

   (e)    any Contract creating a partnership or joint venture;

   (f) any Contract with a sales representative, manufacturer's representative, distributor, dealer, broker, sales agency, advertising agency or other Person engaged in sales, distributing or promotional activities, or any agreement to act as one of the foregoing on behalf of any Person the performance of which will involve consideration in excess of $150,000;


   (g) any Contract (or group of related Contracts) under which it has created, incurred, assumed, or guaranteed any indebtedness for borrowed money, or any capitalized lease obligation, or under which it has imposed a Lien on any of its material assets, tangible or intangible;

   (h) any Contract pursuant to which any of the Companies has made or will make loans or advances, or has or will have incurred debts or become a guarantor or surety or pledged its credit on or otherwise become responsible with respect to any undertaking of another Person (except for the negotiation or collection of negotiable instruments in transactions in the Ordinary Course of Business);

   (i) any mortgage, indenture, note, bond or other agreement evidencing indebtedness incurred or provided by any of the Companies;

   (j) any Contract concerning confidentiality or noncompetition or otherwise prohibiting any of the Companies from freely engaging in any business;

   (k) any Contract with the Seller or any Affiliate thereof (other than standard purchase and sale agreements between the Companies and their Affiliates);

   (l) any profit sharing, stock option, stock purchase, stock appreciation, deferred compensation, severance, or other plan or arrangement for the benefit of its current or former directors, officers, and employees;

   (m) any Contract involving a governmental body the performance of which will involve consideration in excess of $150,000;

   (n)  any collective bargaining agreement;

   (o) any Contract for the employment of any individual on a full-time, part-time, consulting, or other basis providing annual compensation in excess of $100,000 or providing severance benefits;

   (p) any Contract, whether or not fully performed, relating to any acquisition or disposition of any of the Companies or any predecessor in interest or any acquisition or disposition of any subsidiary, division, line of business, or real property of any of the Companies;

   (q) any Contract under which it has advanced or loaned any amount to any of its directors, officers, and employees;

   (r) any Contract under which the consequences of a default or termination could have a Material Adverse Effect on the Business;


   (s) any other Contract (or group of related Contracts) the performance of which involves consideration in excess of $150,000;

   (t) any Material Contract between each of the Companies, on the one hand, and the Seller and any Seller affiliate (other than any of the Companies) on the other hand;

   (u) any commitment to do any of the foregoing described in clauses (a) through (t).

   The Seller has delivered to the Buyer a correct and complete copy of each written Contract listed in Schedule 4.17 (as amended to date) and a written summary setting forth the material terms and conditions of each oral Contract referred to in Schedule 4.17. With respect to each such Contract:
   (A) the Contract is legal, valid, binding, enforceable, and in full force and effect, except as the same may be limited by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally and by general principles of equity (regardless of whether enforcement is sought in a proceeding at law or equity); (B) the Contract will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms immediately following the consummation of the transactions contemplated hereby; (C) to the Knowledge of the Companies and the Seller, no party is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or default, or permit termination, modification, or acceleration, under the Contract; and (D) no party has repudiated any material provision of the Contract.

   SECTION IV.18. Notes and Accounts Receivable. All material notes and Accounts Receivable of each of the Companies are reflected properly on their respective books and records and are valid receivables subject to no material setoffs or to the Knowledge of the Companies and the Sellers, counterclaims. In the event the Companies use the same collection efforts following the Closing as prior to the Closing, the Seller believes that such notes and Accounts Receivable will be collected in accordance with their terms at their recorded amounts, subject only to the reserve for bad debts set forth on the face of the Latest Balance Sheet. as adjusted for operations and transactions through the Closing Date in the Ordinary
   Course of Business.

   SECTION IV.19. Powers of Attorney. There are no outstanding powers of attorney executed on behalf of any of the Companies that are material to the Companies (taken as a whole).

   SECTION IV.20. Insurance. Schedule 4.20 sets forth the following information with respect to each insurance policy (including policies providing property, casualty, Liability, and workers' compensation coverage and bond and surety arrangements) to which each of the Companies is a party, a named insured, or otherwise the beneficiary of coverage:

   (ai  the name, address, and telephone number of the agent;

   (bi the name of the insurer, the name of the policyholder, and the name of each covered insured; and


   (ci  the policy number and the period of coverage;

   The Companies or Seller have provided to Buyer a copy of each of the policies described on Schedule 4.20. With respect to each such insurance policy: (A) the policy is legal, valid, binding, enforceable, and in full force and effect, except as the same may be limited by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally and to general principles of equity (regardless of whether enforcement is sought in a proceeding at law or equity); (B) the policy will continue to be legal, valid, binding, enforceable, and in full force and effect (subject to the qualifications noted in Clause (A) above) on identical terms immediately following the consummation of the transactions contemplated hereby; (C) neither any of the Companies nor to the Knowledge of the Companies and the Seller, any other party to the policy is in breach or default (including with respect to the payment of premiums or the giving of notices), and no event has occurred which, with notice or the lapse of time, would constitute such a breach or default, or permit termination, modification, or acceleration, under the policy; and (D) to the Knowledge of the Companies and the Seller, no event has occurred which, with notice or lapse of time, would result in retroactive increases in premiums; and
   (E) no party to the policy has repudiated any material provision thereof. Each of the Companies is covered by insurance in scope and amount customary and reasonable for the business in which it has engaged. Schedule 4.20 describes any self-insurance arrangements affecting each of the Companies.
   Schedule 4.20 sets forth known claims, if any, made against each of the Companies that are covered by insurance. Such claims have been disclosed to the appropriate insurance companies and are being defended by such appropriate insurance companies. Except as set forth on Schedule 4.20, no claims have been denied coverage during the last three years.

   SECTION IV.21. Litigation. Schedule 4.21 sets forth each instance in which each of the Companies (i) is subject to any outstanding injunction, judgment, order, decree, ruling, or charge of any Authority or (ii) is a party or, to the Knowledge of the Companies and the Seller, is threatened to be made a party to any action, suit, proceeding, hearing, or investigation of, in, or before any Authority, including with respect to any material Liability arising out of any injury to individuals or property as a result of the ownership, possession, or use of any product manufactured, sold, leased, or delivered by any of the Companies. Neither the Companies nor the Seller believes that any of the actions, suits, proceedings, hearings, and investigations set forth in Schedule 4.21 will result in any Material Liability to the Companies (taken as a whole). None of the Companies or the Seller have any Knowledge of any matter that would cause them to believe that any such action, suit, proceeding, hearing, or investigation may be brought or threatened against any of the Companies.

   SECTION IV.22. Product Warranty. Each product manufactured, sold, leased, or delivered by each of the Companies has been in conformity in all material respects with all applicable contractual commitments and all express and implied warranties, and none of the Companies has any material Liability for replacement or repair thereof or other damages in connection therewith, subject only to the reserve for product warranty claims set forth on the face of the Latest Balance Sheet as adjusted for operations and transactions through the Closing Date in the Ordinary Course of Business.
   No product manufactured, sold, leased, or delivered by any of the Companies is subject to any guaranty, warranty, or other indemnity beyond the applicable standard terms and conditions of sale or lease other than which would not be material to the Companies, taken as a whole. Schedule 4.22 includes copies of the standard terms and conditions of sale or lease for each of the Companies (containing applicable guaranty, warranty, and indemnity provisions).

   SECTION IV.23. Employees. Schedule 4.23 contains a true, complete and accurate list of the names, titles, annual compensation and all bonuses and similar payments made with respect to each such individual for the current and preceding fiscal years for all directors, officers and employees of each of the Companies whose annual compensation, including any bonuses, equals or exceeds $100,000 (collectively, the "Employees"). To the Knowledge of the Companies and the Seller, no executive, key employee, or group of employees has any plans to terminate employment with any of the Companies. None of the Companies is a party to or bound by any collective bargaining agreement, nor has it experienced any strikes, grievances, claims of unfair labor practices, or other collective bargaining disputes. To the Knowledge of the Companies and the Seller, none of the Companies has committed any unfair labor practice. To the Knowledge of the Companies and the Seller, there is no organizational effort presently being made or threatened by or on behalf of any labor union with respect to employees of any of the Companies. None of the Companies has engaged in any plant closing or employee layoff activities that would violate or require notification pursuant to, the Worker Adjustment Retraining and Notification Act of 1988, as amended, or any similar state, local or foreign plant closing or mass layoff statute, rule or regulation.

   SECTION IV.24.  Employee Benefits.

   (ai General. Except as set forth on Schedule 4.24(a), none of the Companies is a party to, participates in or has any Liability or contingent Liability with respect to:

   (iA any Employee Welfare Benefit Plan or Employee Pension Benefit Plan, other than a Multiemployer Plan;

   (iiA any retirement or deferred compensation plan, incentive compensation plan, stock plan, unemployment compensation plan, vacation pay, severance pay, bonus or benefit arrangement, insurance or hospitalization program or any other fringe benefit arrangements for any current or former employee, director, consultant or agent, whether pursuant to Contract, arrangement, custom or informal understanding, which does not constitute an employee benefit plan (as defined in section 3(3) of ERISA); or

   (iiiA  any employment agreement.

   (bi Plan Documents and Reports. Except as set forth on Schedule 4.24(b), a true and correct copy of each of the plans, arrangements, and agreements listed on Schedule 4.24(a) (referred to hereinafter as "Employee Benefit Plans"), and all Contracts relating thereto, or to the funding thereof, including, without limitation, all trust agreements, insurance Contracts, administration Contracts, investment management agreements, subscription and participation agreements, and recordkeeping agreements, each as in effect on the date hereof, has been made available to the Buyer. In the case of any Employee Benefit Plan which is not in written form, the Buyer has been supplied with an accurate description of such Employee Benefit Plan as in effect on the date hereof. A true and correct copy of the most recent annual report, actuarial report, accountant's opinion of the plan's financial statements, summary plan description and Internal Revenue Service determination letter with respect to each Employee Benefit Plan, to the extent applicable, and a current schedule of assets (and the fair market value thereof assuming liquidation of any asset which is not readily tradable) held with respect to any funded Employee Benefit Plan has been supplied to the Purchasers, and, to the Knowledge of the Companies and the Seller, there have been no material changes in the financial condition in the respective plans from that stated in the annual reports and actuarial reports supplied.

   (ci Compliance with Employee Benefit Laws; Liabilities. As to all Employee Benefit Plans, except as set forth on Schedule 4.24(c):

   (iA All Employee Benefit Plans comply and have been administered in form and in operation in all material respects with all applicable requirements of Law, and, to the Knowledge of the Companies and the Seller, no event has occurred which will or could cause any such Employee Benefit Plan to fail to comply in all material respects with such requirements and no notice has been issued by any governmental Authority questioning or challenging such compliance.

   (iiA To the Knowledge of the Companies and the Seller, all Employee Benefit Plans which are employee pension benefit plans comply in all material respects in form and in operation with all applicable requirements of sections 401(a) and 501(a) of the Code; there have been no amendments to such plans which are not the subject of a favorable determination letter issued with respect thereto by the Internal Revenue Service; and no event has occurred which will or could give rise to disqualification of any such plan under such sections.

   (iiiA None of the assets of any Employee Benefit Plan is invested in employer securities or employer real property.

   (ivA To the Knowledge of the Companies and the Seller, there have been no "prohibited transactions" (as described in section 406 of ERISA or section 4975 of the Code) with respect to any Employee Benefit Plan and none of the Companies has engaged in any prohibited transaction.

   (vA To the Knowledge of the Companies and the Seller, there have been no acts or omissions which have given rise to or may give rise to any material fines, penalties, taxes or related charges under section 502 of ERISA or Chapters 43, 47, 68 or 100 of the Code for which any of the Companies may be liable.

   (viA None of the payments contemplated by the Employee Benefit Plans would, in the aggregate, constitute excess parachute payments (as defined in section 280G of the Code (without regard to subsection (b)(4) thereof)).

   (viiA There are no actions, suits or claims (other than routine claims for benefits) pending or, to the Knowledge of the Companies and the Seller, threatened involving any Employee Benefit Plan or the assets thereof and no facts exist which could give rise to any material actions, suits or claims (other than routine claims for benefits).

   (viiiA There are no Employee Benefit Plans that are subject to the provisions of Title IV of ERISA.

   (ixA Each Employee Benefit Plan which constitutes a "group health plan"
   (as defined in section 607(1) of ERISA or section 4980B(g)(2) of the Code), including any plans of current and former affiliates which must be taken into account under sections 4980B and 414(t) of the Code or section 601 of ERISA, has been operated in compliance in all respects with applicable Law, (except to the extent that such noncompliance would not be material to the Companies (taken as a whole)), including coverage requirements of section 4980B of the Code and section 601 of ERISA to the extent such requirements are applicable.

   (xA None of the Companies has any Liability or contingent Liability for providing, under any Employee Benefit Plan or otherwise, any post-retirement medical or life insurance benefits, other than statutory Liability for providing group health plan continuation coverage under Part 6 of Title I of ERISA and section 4980B of the Code.

   (xiA Actuarially adequate accruals for all obligations under the Employee Benefit Plans are reflected in the financial statements of each of the Companies and such obligations include a pro rata amount of the contributions which would otherwise have been made in accordance with past practices and applicable Law for the plan years which include the Closing Date.

   (di Multiemployer Plans. None of the Companies contributes to, has contributed to, or has any Liability or contingent Liability with respect to any Multiemployer Plan.

   SECTION IV.25.  Environmental Matters.

   Except as set forth in Schedule 4.25:


   (ai To the Knowledge of the Companies and the Seller, each of the Companies and their Affiliates (which shall be deemed to include, solely for the purposes of this Section 4.25, only those Affiliates of the Companies as to which either of the Companies could reasonably be expected to share any material liability under applicable Environmental Laws):

   (iA has complied and is in compliance with all Environmental Laws (and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand or notice has been filed or commenced against any of them alleging any such failure to comply) except where the failure to comply would not be material to the Companies, taken as a whole;

   (iiA has obtained and complied with, and is in compliance with, all Permits, licenses and other authorizations that are required pursuant to Environmental Laws except where the failure to comply or obtain authorizations, as the case may be, would not be material to the Companies, taken as a whole; and

   (iiiA has complied in all respects with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables which are contained in the Environmental Laws; except, where the failure to comply or obtain authorizations, as the case may be, would not be material to the Companies (taken as a whole).

   (bi None of the Companies or their Affiliates has received any written or oral notice, report or other information from an Authority or third party regarding any unresolved actual or alleged material violation of Environmental Laws, or any Liabilities or potential Liabilities, including any investigatory, remedial or corrective obligations, relating to any of them or their respective facilities under Environmental Laws.

   (ci To the Knowledge of the Companies and the Seller, none of the Companies has any Liability, and each of the Companies and their respective Affiliates have not handled or disposed of any substance, arranged for the disposal of any substance, exposed any employee or other individual to any substance or condition, or owned or operated any property or facility in any manner that could give rise to any material Liability for damage to any site, location or body of water (surface or subsurface), for any illness of or personal injury to any employee or other individual, or for any reason under any Environmental Law.

   (di Except as set forth on Schedule 4.25, to the Knowledge of the Companies and the Seller, all properties and equipment used in the Business of each of the Companies and their respective Affiliates have been free of asbestos, PCB's, methylene chloride, trichloroethylene, 1,2-transdichloroethylene, dioxins, dibenzofurans and other Hazardous Substances except to the extent that the presence of such substances would not be material to the Companies, taken as a whole.


   (ei To the Knowledge of the Companies and the Seller, none of the following exists at any property or facility owned or operated by any of the
   Companies: (1) underground storage tanks, (2) asbestos-containing material in any form or condition, (3) materials or equipment containing polychlorinated biphenyls, or (4) landfills, surface impoundments or Hazardous Substance disposal areas.

   (fi To the knowledge of the Companies and the Seller, none of the Companies or their respective Affiliates has treated, stored, disposed of, arranged for or permitted the disposal of, transported, handled, or released any substance, including without limitation any Hazardous Substance, or owned or operated any property or facility (and no such property or facility is contaminated by any such substance) in a manner that has given or would reasonably be expected to give rise to material Liabilities, including any material Liability for response costs, corrective action costs, personal injury, property damage, natural resources damages or attorney fees, or any investigative, corrective or remedial obligations, pursuant to Environmental Laws.

   (gi To the Knowledge of the Companies and the Seller, neither this Agreement nor the consummation of the transaction that is the subject of this Agreement will result in any obligations for site investigation or cleanup, or notification to or consent of government agencies or third parties, pursuant to any of the so-called "transaction-triggered" or "responsible property transfer" Environmental Laws.

   (hi To the Knowledge of the Companies and the Seller, none of the Companies or any of their respective Affiliates has, either expressly or by operation of Law, assumed or undertaken any Liability, including without limitation any obligation for corrective or remedial action, of any other Person relating to Environmental Laws.

   (ii To the Knowledge of the Companies and the Seller, no facts, events or conditions relating to the past or present facilities, properties or operations of any of the Companies or Affiliates will prevent, hinder or limit continued compliance with Environmental Laws, give rise to any investigatory, remedial or corrective obligations pursuant to Environmental Laws, or give rise to any other material Liabilities (whether accrued, absolute, contingent, unliquidated or otherwise) pursuant to Environmental Laws, including without limitation any relating to onsite or offsite releases or threatened releases of Hazardous Substances or wastes, personal injury, property damage or natural resources damage.

   SECTION IV.26. Permits. Schedule 4.26 is a true and accurate list of all material licenses, certificates, permits, franchises, rights, code approvals and private product approvals (collectively, "Permits"), which are necessary for the lawful operation of the Business of each of the Companies as presently conducted.


   SECTION IV.27. No Conflict of Interest. Neither the Seller nor any Affiliate thereof has or claims to have any direct or indirect interest in any tangible or intangible property used in the Business of any of the Companies except as a holder of Shares. Neither the Seller nor any Affiliate thereof has any direct or indirect interest in any other Person which conducts a business similar to, has any Contract or arrangement with, or does business or is involved in any way with, any of the Companies except for the ownership of less than 5% of the outstanding stock of any publicly held corporation.

   SECTION IV.28. Bank Accounts. Schedule 4.28 sets forth the names and locations of each bank or other financial institution at which each of the Companies has accounts (giving the account numbers) or safe deposit box and the names of all Persons authorized to draw thereon or have access thereto, and the names of all Persons, if any, now holding powers of attorney or comparable delegation of authority from each of the Companies and a summary statement thereof.

   SECTION IV.29.  Customers and Suppliers.

   (ai  Schedule 4.29 sets forth:

   (iA a list of the 10 largest customers of each of the Companies, in terms of revenue during each of the 1996 and 1997 calendar years (collectively, the "Major Customers"); and

   (iiA a list of the 10 largest suppliers of each of the Companies in terms of purchases during the 1996 and 1997 calendar years (collectively, the "Major Suppliers").

   (bi Since the date of the Latest Balance Sheet, there has not been any material adverse change in the business relationship, and there has been no material dispute, between any of the Companies and any Major Customer or Major Supplier, and neither the Companies nor the Seller has any Knowledge that any Major Customer or Major Supplier intends to reduce its purchases from, or sales to, any of the Companies.

   SECTION IV.30. Claims Against Officers and Directors. To the Knowledge of the Companies and the Seller, there are no pending or threatened claims against any director, officer, employee or agent of any of the Companies or any other Person which could give rise to any material claim for indemnification against any of the Companies.

   SECTION IV.31.  Improper and Other Payments.

   To the Knowledge of the Companies and the Seller, none of the Companies, any director, officer, employee, agent or representative of the any of the Companies, the Seller, their respective Affiliates or any Person acting on behalf of any of them, has:

   (ai made, paid or received any bribes, kickbacks or other similar payments to or from any Person, whether lawful or unlawful;

   (b) made unlawful contributions, directly or indirectly, to a domestic or foreign political party or candidate; or


   (c) made improper payments (as defined in the Foreign Corrupt Practices Act of 1977, as amended).

   SECTION IV.32. Accuracy of Statements. Neither this Agreement nor any schedule, exhibit or certificate furnished or to be furnished by or on behalf of each of the Companies or the Seller to Buyer or any representative or Affiliate of Buyer in connection with this Agreement or any of the transactions contemplated hereby contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to make the statements contained herein or therein, in light of the circumstances in which they are made, not misleading.


                                    ARTICLE V

                    REPRESENTATIONS AND WARRANTIES OF THE BUYER

   The Buyer represents and warrants to the Seller that the statements contained in this Article V are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article V).

   SECTION V.1. Organization of the Buyer. The Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware.

   SECTION V.2. Authorization of Transaction. The Buyer has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. This Agreement constitutes the valid and legally binding obligation of the Buyer, enforceable in accordance with its terms and conditions, except as the same may be limited by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally and to general principles of equity (regardless of whether enforcement is sought in a proceeding at law or equity). Except for filings under the Hart-Scott-Rodino Act, the Buyer need not give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order to consummate the transactions contemplated by this Agreement.

   SECTION V.3. Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (A) violate any constitution, Law, injunction, ruling, charge, or other restriction of any Authority, to which the Buyer is subject, (B) violate any provision of the charter or bylaws of Buyer or (C) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any Contract, lease, license, instrument, or other arrangement to which the Buyer is a party or by which it is bound or to which any of its assets is subject, except for any violations or conflicts that, individually or in the aggregate, would not be material to the Seller, impair the ability of the Buyer to perform its obligations under this Agreement or prevent the consummation of any of the transactions contemplated hereby.

   SECTION V.4. Brokers' Fees. The Buyer has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which Seller could become liable or obligated.

   SECTION V.5. Investment Purpose. The Buyer is acquiring the Shares for its own account and not with a view to or in connection with a sale or distribution thereof in violation of any securities laws, and it has no present intention of selling or distributing any of the Shares in violation of any securities laws.

   SECTION V.6. Litigation. There are no actions, suits, investigations or proceedings (including any proceedings in arbitration) pending, or, to the Knowledge of the Buyer, threatened, against the Buyer or any of its assets, at law or in equity, in any court or before or by any Authority that could reasonably be expected to render the Agreement invalid or not enforceable in any material respect or the ability of the Buyer to perform its obligations under this Agreement.

                                ARTICLE VI

                                COVENANTS

   SECTION VI.1. General. Each of the parties will use his or its commercially reasonable efforts to take all action and to do all things necessary in order to consummate and make effective the transactions contemplated by this Agreement (including satisfaction, but not waiver, of the closing conditions set forth in Articles VII and VIII below).

   SECTION VI.2. Operation of Business. Except as contemplated by this Agreement or to the extent that Buyer shall otherwise consent in writing, from the date of this Agreement until the Closing Date, each of the Companies shall be operated in the Ordinary Course of Business and shall use commercially reasonable efforts to preserve intact the present business organization and personnel of each Company and preserve the business relationships of each Company with other Persons material to the operation of each Company. The Seller and the Companies shall use commercially reasonable efforts not to permit any action or omission which would cause any of the representations or warranties of each Company contained herein to become inaccurate or any of the covenants of each Company to be breached. Without limiting the generality of the foregoing, except as set forth in Schedule 6.2, prior to the Closing, none of the Companies will, without the prior written consent of the Buyer:

   (ai Except in the Ordinary Course of Business, (i) incur any obligation or enter into any Contract which requires a payment by any party in excess of, or a series of payments which in the aggregate exceed, $150,000, or (ii) incur any obligation to enter into any material Contract which has a term of, or requires the performance of any obligations by any of the Companies over a period in excess of six months;


   (bi sell, transfer, convey, assign or otherwise dispose of any of its material assets or properties other than in the Ordinary Course of Business;

   (ci waive, release or cancel any material claims against third parties or material debts owing to it, or any material rights other than in the Ordinary Course of Business;

   (di make any material changes in its accounting systems, policies, principles or practices;

   (ei other than in the Ordinary Course of Business, enter into, authorize, or permit any transaction with the Seller or any Affiliate thereof, or enter into any Contract relating to compensation or benefits with any executive officer of either Company, or modify any compensation amounts or levels of any executive officer of either Company or employee other than in the Ordinary Course of Business;

   (fi except as required for the transactions contemplated in this Agreement, change or amend its articles of incorporation or by-laws;

   (gi except as required for the transactions contemplated in this Agreement, authorize for issuance, issue, sell, deliver or agree or commit to issue, sell or deliver (whether through the issuance or granting of options, warrants, convertible or exchangeable securities, commitments, subscriptions, rights to purchase or otherwise) any shares of its capital stock or any other securities of such Company, or amend any of the terms of any such capital stock or other securities;

   (hi except as required for the transactions contemplated in this Agreement, split, combine, or reclassify any shares of its capital stock, declare, set aside or pay any dividend or other distribution in property other than cash in respect of its capital stock, or redeem or otherwise acquire any capital stock or other securities of such Company;

   (ii make any borrowings, incur any debt (other than trade payables and accrued expenses in the Ordinary Course of Business), or assume, guarantee, endorse (except for the negotiation or collection of negotiable instruments in the Ordinary Course of Business) or otherwise become liable (whether directly, contingently or otherwise) for the obligations of any other Person, or make any payment or repayment in respect of any indebtedness (other than trade payables and accrued expenses in the Ordinary Course of Business);

   (ji Other than trade receivables in the Ordinary Course of Business, make any loans, advances or capital contributions to, or investments in, any other Person;


   (ki enter into, adopt, amend or terminate any bonus, profit sharing, compensation, termination, stock option, stock appreciation right, restricted stock, performance unit, pension, retirement, deferred compensation, employment, severance or other employee benefit agreements, trusts, plans, funds or other arrangements for the benefit or welfare of any director or executive officer, or, except in the Ordinary Course of Business, increase in any manner the compensation or fringe benefits of any director, or executive officer or pay any benefit not required by any existing plan and arrangement or, except in the Ordinary Course of Business, enter into any Contract, commitment or arrangement to do any of the foregoing;

   (li acquire, lease, encumber or otherwise impose a material Lien on any assets, whether tangible or intangible, other than in the Ordinary Course of Business;

   (mi other than as contemplated in the Companies' capital expenditure budget, authorize or make any capital expenditures which individually or in the aggregate are in excess of $150,000;

   (ni make any Tax election or settle or compromise any federal, state, local or foreign income Tax Liability, or waive or extend the statute of limitations in respect of any such Taxes;

   (oi except for the Liabilities set forth on Schedule 9.2(c), pay any amount, perform any obligation or agree to pay any amount or perform any obligation, in settlement or compromise of any suits or claims of Liability against any of the Companies or any of their respective directors, officers, employees or agents other than in the Ordinary Course of Business;

   (pi except in the Ordinary Course of Business terminate, modify, amend or otherwise alter or change any of the terms or provisions of any material agreement, or pay any amount not required by Law or by any material Contract; or

   (r) other than overnight deposits or money market instruments and investments existing on the date hereof, make any investments with cash or the proceeds of existing investments.

   SECTION VI.3. Full Access. The Seller will permit and cause each of the Companies to permit representatives of the Buyer to have full access to all premises, properties, personnel, books, records (including Tax records), Contracts, and documents of or pertaining to each of the Companies and shall make the officers and employees of each of the Companies available to the Buyer and its representatives as the Buyer and their representatives shall from time to time reasonably request, in each case to the extent that such access and disclosure would not obligate the Companies to take any actions that would disrupt the normal course of its business or violate the terms of any agreement to which any Company is bound or any applicable Law.

   SECTION VI.4. Exclusivity. The Seller will not (and the Seller will not cause or permit any of the Companies or its or their respective representatives, advisors or Affiliates to) (i) solicit, initiate, or encourage the submission of any proposal or offer from any Person (other than the Buyer) relating to the acquisition of any capital stock or other voting securities, or any substantial portion of the assets, of any of the Companies (including any acquisition structured as a merger, consolidation, or share exchange) or (ii) participate in any discussions or negotiations regarding, furnish any information with respect to, assist or participate in, or facilitate in any other manner any effort or attempt by any Person (other than the Buyer) to do or seek any of the foregoing. The Seller will not vote its Shares in favor of any such acquisition, whether structured as a merger, consolidation, share exchange or otherwise. The Seller will notify the Buyer immediately if any Person makes any firm proposal, offer, inquiry, or contact with respect to any of the foregoing.

   SECTION VI.5.  Efforts.

   (ai Subject to the terms and conditions hereof, each party hereto shall use commercially reasonable efforts to consummate the transactions contemplated hereby. An undertaking of a Person under this Agreement to use such Person's commercially reasonable efforts shall not require such Person to incur unreasonable expenses or obligations in order to satisfy such undertaking.

   (bi The Seller, each of the Companies and the Buyer will, as promptly as practicable (i) make the required filings with, and use their respective commercially reasonable efforts to obtain all required authorizations, approvals, consents and other actions of, governmental Authorities, including, but not limited to, filing (and the Seller will cause each of the Companies to file) all required forms, agreements and related documents required by the SEC and making (and the Seller will cause each of the Companies to make) any further filings pursuant thereto that may be necessary in connection therewith; and (ii) use their respective commercially reasonable efforts to obtain all other required consents of other Persons with respect to the transactions contemplated hereby.

   SECTION VI.6. Maintenance of Insurance. Each of the Companies will keep in full force and effect its existing insurance through the Closing Date, and shall not allow any material breach, default or cancellation (other than expiration and replacement of policies in the Ordinary Course of Business) of such insurance policies or agreements to occur or exist.


   SECTION VI.7. Notice and Supplemental Information. The Seller, each of the Companies and the Buyer shall each give prompt notice to the other parties of a breach of any of its own representations and warranties in Articles III, IV and V, respectively or the failure of such party to comply with or satisfy in any respect any covenant, condition or agreement to be complied with or satisfied by it hereunder when such noncompliance or unsatisfactory performance would, or would reasonably be expected to, be material to any of the other parties to this Agreement. In addition, the Seller and each of the Companies will, from time to time, as necessary, prior to three business days preceding the Closing, by notice in accordance with the terms of this Agreement, supplement or amend the Schedules, including one or more supplements or amendments to correct any matter which would constitute a breach of any representation, warranty, agreement or covenant contained herein. No information provided to a party pursuant to this Section shall be deemed to cure any breach of any representation or covenant made in this Agreement unless such information has been accepted in writing by such party. No such supplement or amendment to the Schedules shall be deemed to cure any breach for purposes of Section 7.1 or Section 8.1.

   SECTION VI.8. Post-Closing Access and Cooperation. The Buyer and the Companies, after the Closing Date, will afford the Seller and its representatives reasonable access during normal business hours to the offices, facilities, books, records, officers and employees of the Companies to the extent reasonably requested by such Persons to defend any litigation, to prepare Tax returns, to conduct negotiations with Tax Authorities, to fulfill an obligation to any Authority imposed by Law and to implement the provisions of, or to investigate or defend any claims between the parties arising under, this Agreement or otherwise and to the extent such access does not disrupt in any material respect the operation of the Business of the Companies. Without limiting the generality of the foregoing, the Buyer will, and will cause each of the Companies to, cooperate with the Seller in the defense of any litigation (including, without limitation, making personnel, including, without limitation, Lincoln Kennedy, available for purposes of trial preparation and testimony, maintaining the Airgard and its related press and other product samples in working order and keeping all records, files and letters relating to such products) and providing information requested by any such Person for the preparation of any such Person's Tax Returns. Each of the parties hereto will preserve and retain all schedules, work papers and other documents relating to any Tax Returns of the Companies or to any claims, audits or other proceedings affecting the Companies until the expiration of the statute of limitations (including extensions) applicable to the taxable period to which such documents relate or until the final determination of any controversy with respect to such taxable period, and until the final determination of any payments that may be required with respect to such taxable period under this Agreement.

   SECTION VI.9.  Consistent Tax Reporting.  The Seller, each of the
   Companies and the Buyer shall treat and report the transactions contemplated by this Agreement in all respects consistently for purposes of any Federal, state, local or foreign Tax. The parties hereto shall not take any actions or positions inconsistent with the obligations set forth herein.

   SECTION VI.10.  Section 338(h)(10) Election.

   (ai The Seller acknowledges that the purchase of the Shares constitutes "qualified stock purchases" for purposes of Section 338(d)(3) of the Code. Seller and Buyer agree to join in making elections under Section 338(h)(10) of the Code with respect to the purchase of the Shares. Seller shall deliver to Buyer at, and as a condition to, Closing (1) Internal Revenue Service Forms 8023 and any applicable similar forms required by state or local law fully completed with respect to the purchase of the Shares and executed by a duly authorized officer of Seller, and (2) all additional data and materials required to be attached to such Forms 8023 and any applicable similar forms required by state or local law pursuant to Temp. Treas. Reg. S1.338-1T or otherwise. Seller shall have attached a copy of such Forms 8023 to the consolidated Federal income Tax Return for its taxable period which includes the Closing Date and otherwise shall cooperate fully with Buyer in making the elections under Section 338(h)(10) of the Code.

   (bi The parties hereto acknowledge that for Federal income Tax purposes
   (and for state income Tax purposes for those states that use a taxpayer's Federal income Tax Liability or Federal taxable income as a base for computing such taxpayer's state income Tax Liability, or whose income Tax provisions are otherwise similar to the Federal income Tax in this respect), the purchase of the Shares will be treated in all respects as a sale of assets by the Companies to Buyer followed by a complete liquidation of the Companies into Seller, and the parties agree to report the transaction in a matter consistent with this treatment. The parties also agree that neither Buyer nor the Companies shall be liable for any Taxes resulting from the purchase of the Shares.

   SECTION VI.11.  Termination of Shareholder Agreements.   Prior to or at the
   Closing each of the Companies shall cause the termination, and render void and of no effect, (i) any existing shareholder agreements between or among holders of Shares and any of the Companies affecting the ownership or disposition of the capital stock of any of the Companies and (ii) any options or warrants to purchase or rights to subscribe for, any capital stock of any of the Companies to which any Company is a party and which has not been previously exercised, canceled or redeemed.

   SECTION VI.12. Resignation of Officers and Directors. The Seller shall cause each officer and member of the Board of Directors of, and each trustee or fiduciary of any plan or arrangement involving employee benefits of, each of the Companies, if so requested by Buyer, to tender his or her resignation from such position effective as of the Closing.

   SECTION VI.13. Interim Financial Statements. Each of the Companies agrees to provide to the Buyer as soon as practicable after the end of each calendar month financial statements of each of the Companies, consisting of a balance sheet as of the end of such month and an income statement for that month and for the portion of the year then ended (the "Subsequent Monthly Financial Statements").

   SECTION VI.14. Transition. The Seller will not take any action that is designed or intended to have the effect of discouraging any lessor, licensor, customer, supplier, or other business associate of any of the Companies from maintaining the same business relationships with such Company after the Closing as it maintained prior to the Closing. The Seller will refer all customer inquiries relating to the Business of each of the Companies to the Buyer from and after the Closing.

   SECTION VI.15. Confidentiality. The Buyer and the Buyer's representatives will not use any of the Confidential Information that they receive from the Seller or the Companies except in connection with this Agreement, and, if this Agreement is terminated for any reason whatsoever, the Buyer and the Buyer's representatives will return within 15 days to the Companies all tangible embodiments (and all summaries and copies, including electronically stored information) of the Confidential Information that they receive from the Seller or the Companies which are in its or its representatives' possession. Buyer shall indemnify and hold harmless Seller, the Companies and their employees from any damages, loss or expense incurred as a result of other use of Confidential Information by Buyer, its Affiliates, agents or representatives contrary to the terms of this Agreement. In the event that any party is requested or required (by oral question or request for information or documents in any legal proceeding, interrogatory, subpoena, civil investigative demand, or similar process) to disclose any Confidential Information, such party will notify the non-disclosing party promptly of the request or requirement so that the non-disclosing party may seek an appropriate protective order or waive compliance with the provisions of this Section 6.15. If, in the absence of a protective order or the receipt of a waiver hereunder, a party is, on the advice of counsel, compelled to disclose any Confidential
   Information to any tribunal or else stand liable for contempt, such party may disclose the Confidential Information to the tribunal; provided, however, that such party shall use commercially reasonable efforts to obtain, at the request and expense of the non-disclosing party, an order or other assurance that confidential treatment will be accorded to such portion of the Confidential Information required to be disclosed as a party shall designate.

   SECTION VI.16. Post-Closing Covenants. The Seller, each of the Companies and the Buyer agree as follows with respect to the period following the
   Closing:

   (ai In case at any time after the Closing any further action is necessary or desirable to carry out the purposes of this Agreement, each of the parties will take such further action (including the execution and delivery of such further instruments and documents) as any other party hereto reasonably may request, all at the sole cost and expense of the requesting party (unless the requesting party is entitled to indemnification therefor under Article IX). From and after the Closing, the Buyer will be entitled to access all documents, books, records, agreements, and financial data of any sort relating to any of the Companies, as the Buyer and its representatives shall from time to time reasonably request, in each case to the extent that such access and disclosure would not obligate the Seller or its Subsidiaries to take any actions that would disrupt the normal course of its business or violate the terms of any agreement to which the Seller or its Subsidiaries is bound or any applicable Law.

   (bi In the event and for so long as any party hereto actively is contesting or defending against any charge, complaint, action, suit, proceeding, hearing, investigation, claim, or demand in connection with any fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction on or prior to the Closing Date involving any of the Companies (other than any such charge, complaint, action, suit, proceeding, hearing, investigation, claim or demand between Buyer, on the one hand, and Seller and the Companies, on the other, relating to the transactions contemplated hereby), each of the other parties hereto will cooperate with it and its counsel in the contest or defense, make available their personnel, and provide such testimony and access to their books and records as shall be necessary in connection with the contest or defense, all at the sole cost and expense of the contesting or defending party (unless the contesting or defending party is entitled to indemnification therefor under Article IX).


   SECTION VI.17. Transfer Taxes. The Seller shall be responsible for the timely payment of, and shall indemnify and hold harmless the Buyer against, all sales (including, without limitation, bulk sales), use, value added, documentary, stamp, gross receipts, registration, transfer, conveyance, excise, recording, license and other similar Taxes and fees ("Transfer Taxes"), arising out of or in connection with or attributable to the transactions effected pursuant to this Agreement and any collateral agreements. The Seller shall prepare and timely file (taking into account all valid extensions of time) all Tax Returns required to filed in respect of Transfer Taxes (including, without limitation, all notices required to be given with respect to bulk sales taxes), provided that the Buyer shall be permitted to prepare any such Tax Returns that are the primary responsibility of the Buyer under applicable law. The Buyer's preparation of any such Tax Returns shall be subject to Seller's approval, which approval shall not be withheld unreasonably.

   SECTION VI.18. Business Name. After the Closing, Seller will not, directly or indirectly, use or do business, or allow any Affiliate to use or do business, or assist any third party in using or doing business, under the names and trade marks set forth on Schedule 6.18 (or any other name confusingly similar to such names and marks), except for the use of such names and trademarks used in the Ordinary Course of Business of selling and distributing the Companies' products.

   SECTION VI.19.  Noncompetition.

   (a) The Seller acknowledges that it has a special knowledge of the Business and the proprietary and confidential information included in the Business, and that the Buyer is making a considerable investment in the Business from which the Seller has benefitted. In consideration of this Agreement and such investment and benefit, and as an inducement to the Buyer to enter into this Agreement and consummate the transactions contemplated herein, the Seller, agrees that, for a period of five years after the Closing Date, Seller will not, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as a partner or otherwise with, or have any financial interest in, or aid or assist anyone else in the conduct of, any business that directly or indirectly designs and manufactures safety products in any way similar to those of the Companies as of the Closing Date, or for use in a similar manner or application as those of the Buyer and its Affiliates as of the Closing Date ("Competitive Business"); provided, however, that the Seller may own less than 5% of any outstanding class of securities registered pursuant to the Securities Exchange Act of 1934, as amended, of an issuer that is a Competitive Business; provided, further, that (i) Seller and its Affiliates may continue to sell and distribute (but not manufacture or assemble) safety related products purchased from the Companies or from any other third party provided that no more than 15% of such sales are made to parties other than end users, and (ii) the Seller and its Affiliates may continue to manufacture, assemble and sell first aid, identification and other related safety products that do not compete with the products that the Companies currently design and manufacture.


   (b) For a period of five years following the Closing Date, the Seller will not, without the express prior written approval of the of the Buyer, (A) directly or indirectly recruit, solicit or otherwise induce or influence any sales agent, joint venturer, lessor, supplier, agent, representative or any other person that has a business relationship with either of the Companies as of the Closing Date to discontinue, reduce or adversely modify such employment, agency or business relationship with the Buyer or such Company as it relates to the Business as conducted by the Company as of the Closing Date, or (B) employ or seek to employ or cause any Competitive Business to employ or seek to employ any person or agent who is employed or retained by the Buyer or either of the Companies. Notwithstanding the foregoing, nothing herein shall prevent Seller from providing a letter of recommendation to an employee with respect to a future employment opportunity.

   (c) For a period of five years following the Closing Date, the Buyer will not, without the express prior written approval of the Seller, employ or seek to employ any person or agent who is employed or retained by the Seller or its Subsidiaries. Notwithstanding the foregoing, nothing herein shall prevent Buyer from providing a letter of recommendation to an employee with respect to a future employment opportunity.

   (d) If, at the time of enforcement of any provision of this Section 6.19, a court shall hold that the duration, scope or other restrictions stated herein are unreasonable under circumstances then existing, the parties agree that the maximum duration, scope or other restrictions reasonable under such circumstances shall be substituted for the stated duration, scope or other restrictions and that the court shall be allowed to revise the restrictions contained herein to cover the maximum period, scope and other restrictions permitted by law.

   SECTION VI.20. Assumption and Termination of Certain Contracts. The Seller shall terminate the Terminated Contracts.

   SECTION VI.21. Employee Benefits. The Seller, each of the Companies and the Buyer agree as follows with respect to employee benefits:

   (a) Prior to the Closing, Seller will transfer the sponsorship of the American Allsafe Profit Sharing and Savings Plan (the "American Allsafe Plan") to a member of the Seller's controlled group of corporations other than either of the Companies. The American Allsafe Plan will not be assumed by the Buyer as a result of the sale of the Shares to Buyer.


   (b) Any Seller Active Employee (as defined below) who continues employment immediately after Closing will be permitted to participate in the Buyer's 401(k) Plan (as defined below) in accordance with the terms and provisions of such 401(k) Plan if the employee accepts such offer. Buyer's 401(k) Plan shall accept rollovers by Transferred Employees (as defined below) of their distributions from the American Allsafe Plan, including direct rollovers of plan loans. The term "Buyer's 401(k) Plan" shall mean the 401(k) Plan currently in place or to be adopted for the Transferred Employees by the Buyer. The term "Transferred Employee" shall mean any Seller Active Employee who accepts employment with Buyer effective immediately after Closing. The term "Seller Active Employee" means an individual who was employed by Seller performing his normal duties on the day before Closing, provided however, an individual who is not at work performing his normal duties on the day before Closing, but is on paid leave under the Seller's vacation, holiday or sick leave policy, or jury duty policy or any other short-term or long-term leave shall be considered to be a Seller Active Employee. To the extent allowed by applicable law, to determine the entry date for participation in the Buyer's 401(k) Plan and vesting, the Buyer will credit all prior service with the Seller for any Transferred Employee.

   (c) Buyer agrees to continue to maintain after Closing for the benefit of the Transferred Employees, the Employee Welfare Benefit Plans maintained for the Transferred Employees immediately prior to Closing, provided that Buyer will not provide or be in any way liable for any retiree medical or retiree life insurance benefits. Except with respect to any retiree medical or retiree life insurance benefits, the applicable plans shall continue to provide a level of benefits for the Transferred Employees equal to the level of benefits available immediately prior to Closing for a period of six months.

   SECTION VI.22. Title Insurance. Within 60 days from the date hereof, Seller, at its sole cost and expense, shall provide to Buyer the Title Commitments. The Title Commitments shall include endorsements for access, contiguity, zoning and other such endorsements reasonably requested by Buyer. If Buyer chooses to convert the Title Commitments to a Title Policy, the cost of the Title Policy, including premiums, shall be paid by the Seller with the amount of the insurance for the Owned Property being at least the appraised value of such property as mutually agreed between the Buyer and the Seller.

   SECTION VI.23.  Financial Condition at Closing.

   (a) As of the Closing Date, the Working Capital of the Companies, as reflected on the Closing Balance Sheet of the Companies, shall be at least 90% of the Working Capital of the Companies as expressed on the Latest Balance Sheet as determined in accordance with GAAP. For purposes of this
   Section 6.23(a), "Working Capital" shall mean Accounts Receivable plus inventory (determined in accordance with GAAP) less Current Liabilities. Any shortfall in the Working Capital will result in a dollar-for-dollar reduction of the Purchase Price.

   (b) The Seller shall, within 5 business days after the Closing Date, deliver to the Buyer a balance sheet as of the Closing Date (the "Closing Balance Sheet") noting any material changes between the Closing Balance Sheet and the Latest Balance Sheet together with a certificate of the Chief Financial Officer of the Seller stating that the Closing Balance Sheet was prepared so as to present fairly in all material respects the combined financial position of the Companies on a basis consistent with the Financial Statements. In the event the Working Capital of the Companies reflected on the Closing Balance Sheet is less than 90% of the Working Capital expressed on the Latest Balance Sheet (the "Shortfall"), Seller shall pay to Buyer, within 10 business days of the Closing Date, an amount equal to the Shortfall.

   SECTION VI.24. Foreign Trademarks. Seller shall use commercially reasonable efforts to effect the assignment of the foreign trademarks listed on Schedule 6.24 herein to the Companies before the Closing, and Seller shall continue to use its commercially reasonable efforts after the Closing to effect such assignments.

                                ARTICLE VII

                    CONDITIONS TO OBLIGATION OF BUYER

   The obligation of the Buyer to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

   SECTION VII.1. Warranties True as of Closing Date. The representations and warranties set forth in Articles III and IV shall have been accurate, true and correct in all material respects on and as of the date of this Agreement (except to the extent that such representations and warranties speak as of an earlier date), and shall also be materially accurate, true and correct in all material respects on and as of the Closing Date with the same force and effect as though made on and as of the Closing Date (except to the extent that such representations and warranties speak as of an earlier date) except, with respect to such representations and warranties, for changes that are a result of actions of Seller or the Companies that are expressly permitted by this Agreement; provided, that
   (i) any representation or warranty which is by its terms qualified by materiality shall be accurate, true and correct in all respects and
   (ii) each representation and warranty made as of the Closing Date shall give effect to the amendment of any Schedules made in accordance with
   Section 6.7.

   SECTION VII.2. Compliance with Covenants. The Seller and each of the Companies shall have performed and complied with all of the covenants hereunder in all material respects through the Closing.

   SECTION VII.3. Consents. Each of the Companies shall have procured third party consents from the appropriate parties to any Contract set forth on Schedule 4.17 whose consent is required and necessary for the execution of this Agreement.

   SECTION VII.4. Actions or Proceedings. No action, suit, or proceeding shall be pending or, to the Knowledge of the parties hereto, threatened before any Authority wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (A) prevent consummation of any of the transactions contemplated by this Agreement, (B) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (C) affect adversely the right of the Buyer to own the Shares and to control each of the Companies in any Material respect, or
   (D) affect adversely the right of any of the Companies to own its assets and to operate its Business (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect) in any Material respect.

   SECTION VII.5. Certificate. The Seller shall have delivered to the Buyer a certificate to the effect that each of the conditions specified above in Sections 7.1-7.4 is satisfied in all respects.

   SECTION VII.6. Opinion of Counsel. The Buyer shall have received from Joseph Cleveland, the general counsel of the Seller, an opinion in form and substance substantially as set forth in Exhibit A attached hereto, addressed to the Buyer, and dated as of the Closing Date.

   SECTION VII.7. Resignations. The Buyer shall have received the resignations, effective as of the Closing, of each director and officer of each of the Companies other than those whom the Buyer shall have specified in writing at least five business days prior to the Closing.

   SECTION VII.8. Financing. The Buyer shall have obtained on terms and conditions reasonably satisfactory to it all of the financing it needs in order to consummate the transactions contemplated hereby and fund the working capital requirements of each of the Companies after the Closing.

   SECTION VII.9. Termination of Certain Agreements. The Seller shall have, and the Seller shall have caused its Affiliates and each of the Companies to, and each of the Companies and their respective Affiliates shall have, effective as of the Closing, terminated, rescinded, canceled and rendered void and of no effect any and all Contracts between any Company on the one hand and the Seller or any Affiliate thereof (other than any of the Companies) on the other hand. The Seller agrees that effective as of the Closing, all rights of the Seller or any Affiliate thereof or any Affiliates of any of the Companies to indemnification by any Company (whether by Contract, by-law, Law or otherwise) are terminated, void, of no effect and unenforceable by them except as may arise pursuant to this Agreement.

   SECTION VII.10. Government Approvals. The Seller and each of the Companies shall have received all authorizations, consents and approvals required in connection with the execution delivery, and performance of this Agreement.

   SECTION VII.11. Collateral Agreements. Seller or one of its Affiliates, as the case may be, shall have entered into a transition services agreement in the form attached hereto as Exhibit C.

   SECTION VII.12. Lamba Assets. The Buyer shall have received evidence reasonably satisfactory to it that the Lamba Assets shall have been transferred to the Companies.

   SECTION VII.13. Documents. All actions to be taken by the Seller in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Buyer.

   SECTION VII.14. FIRPTA Certificate. Buyer shall have received from the Seller a duly executed certificate in the form specified by Treasury Regulation S1.1445-2(b)(2).

   SECTION VII.15. Assumption and Termination of Certain Contracts. As of the Closing Date, the Seller shall have transferred the sponsorship of the American Allsafe Profit Sharing and Savings Plan (the "American Allsafe Plan") to a member of the Seller's controlled group of corporations other than either of the Companies and delivered to the Buyer a certificate of transfer evidencing such transfer of sponsorship. Furthermore, as of the Closing Date, the Seller shall have fully assumed any obligations of any of the Companies under any of the Contracts listed on Schedule 7.15 hereto and delivered to the Buyer a certificate of assumption evidencing such assumption of the Contracts listed on Schedule 7.15 hereto (the "Terminated Contracts"), including, but not limited to:

   (a) any deferred compensation Contract between either the of Companies and Lincoln Kennedy;

   (b) any deferred compensation Contract between either of the Companies and Jeff Millen;

   (c) any deferred compensation Contract between either of the Companies and Tim Swift; and

   (d) any Contract between either of the Companies and any member of NCH's management group.

   SECTION VII.16. Replatting and conveyance of Allsafe property. Buyer shall be satisfied, in its reasonable discretion, with the replatting of the real property known as 99 Wales and 101 Wales (also known as 480 Fillmore) located in Tonawanda, New York. Buyer's satisfaction shall include, without limitation, Buyer's reasonable satisfaction with all easements on such real property for access and truck use.

   The Buyer may waive any condition specified in this Article VII if it executes a writing so stating at or prior to the Closing.


                                ARTICLE VIII

                    CONDITIONS TO OBLIGATION OF THE SELLER

   The obligation of the Seller to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

   SECTION VIII.1. Warranties True as of Closing. The representations and warranties set forth in Article V shall have been accurate, true and correct in all material respects on and as of the date of this Agreement (except to the extent that such representation or warranties speak as of an earlier date), and shall also be accurate, true and correct in all material respects on and as of the Closing Date (except to the extent that such representation or warranties speak as of an earlier date) with the same force and effect as though made on and as of the Closing Date; provided, that any representation of warranty which is by its terms qualified by materiality shall be accurate, true and correct in all respects.

   SECTION VIII.2. Compliance with Covenants. The Buyer shall have performed and complied with all of its covenants hereunder in all material respects through the Closing.

   SECTION VIII.3. Actions or Proceedings. No action, suit, or proceeding shall be pending before any Authority wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would prevent consummation of any of the transactions contemplated by this Agreement.

   SECTION VIII.4. Certificate. The Buyer shall have delivered to the Seller a certificate to the effect that each of the conditions specified above in Sections 8.1 - 8.3 is satisfied in all respects.

   SECTION VIII.5. Opinion of Counsel. The Seller shall have received from Mayer, Brown & Platt, counsel to the Buyer, an opinion in form and substance as set forth in Exhibit B attached hereto, addressed to the Seller, and dated as of the Closing Date.

   SECTION VIII.6. Documents. All actions to be taken by the Buyer in connection with the consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Seller.

   SECTION VIII.7. Government Approvals. All applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act shall have expired or otherwise terminated and the Buyer shall have received all other authorizations, consents and approvals necessary for the performance of this Agreement.

   The Seller may waive any condition specified in this Article VIII if it executes a writing so stating at or prior to the Closing.

                                ARTICLE IX

                    SURVIVAL AND REMEDY; INDEMNIFICATION


   SECTION IX.1. Survival of Representations and Warranties. All of the terms and conditions of this Agreement, together with the warranties, representations, agreements and covenants contained herein or in any instrument or document delivered or to be delivered pursuant to this Agreement, shall survive the execution of this Agreement and the Closing Date, notwithstanding any investigation heretofore or hereafter made by or on behalf of any party hereto; provided, however, that unless otherwise stated herein, the agreements and covenants set forth in this Agreement shall survive and continue until all obligations set forth therein shall have been performed and satisfied. Notwithstanding the foregoing, (a) the representations and warranties of the Seller and each of the Companies contained in Sections 3.1 and 3.5 and Sections 4.1 and 4.2 of this Agreement and the representations and warranties of the Buyer contained in Sections 5.1, 5.2, 5.3 and 5.5 of this Agreement shall survive the Closing and continue in full force and effect indefinitely; (b) the representations and warranties of the Seller and each of the Companies contained in Sections 4.12 and 4.24 of this Agreement and the covenants set forth in
   Article X shall survive the Closing and continue in full force and effect until the expiration of the applicable statute of limitations, including any extensions or waivers thereof; (c) the representations and warranties of the Seller and each of the Companies contained in Section 4.25 of this Agreement shall survive the Closing and continue in full force and effect until two years from the Closing Date; and (d) all other representations and warranties, and the related agreements of the Seller, each of the Companies and the Buyer to indemnify each other set forth in this Article IX, shall survive and continue for, and all indemnification claims with respect thereto shall be made prior to the end of, 547 days from the Closing Date, except for representations, warranties and related indemnities for which an indemnification claim shall be pending, in accordance with the terms of this Agreement, as of the end of the applicable period referred to above, in which event such indemnities shall survive with respect to such indemnification claim until the final disposition thereof (the "Indemnification Period").

   SECTION IX.2.  Indemnification by the Seller.

   (a) In the event that, during the Indemnification Period there is a breach of any of the representations or warranties made by, or any breach of or failure to perform any covenant, agreement or obligation of, any of the Companies or the Seller in this Agreement or Agreement otherwise and delivered contained in any exhibit or schedule to this Agreement, and, if there is an applicable survival period pursuant to Section 9.1, then, in each case, provided that the Buyer makes a written claim for indemnification against the Seller within the applicable survival period, the Seller agrees (subject to the limitations set forth in this Article IX) to indemnify the Buyer and its Affiliates, directors, officers, employees, stockholders, representatives and agents (collectively the "Buyer Indemnified Parties") from and against the entirety of any Adverse Consequences the Buyer Indemnified Parties may suffer through and after the date of the claim for indemnification (including any Adverse Consequences the Buyer Indemnified Parties may suffer through and after the end of the applicable survival period) resulting from, arising out of or caused by any breach (or alleged breach) of the foregoing; provided, however, that (A) other than as set forth in Sections 9.2(b), (c) and (d), the Seller shall not have any obligation to indemnify the Buyer Indemnified Parties from and against any Adverse Consequences resulting from, arising out of, or caused by any breach by any of the Companies or the Seller until the Buyer Indemnified Parties have suffered Adverse Consequences by reason of all such breaches in excess of a $295,000, aggregate threshold (at which point the Seller will be obligated to indemnify the Buyer Indemnified Parties from and against all such Adverse Consequences above such $295,000 threshold) and (B) there will be a $2,950,000 aggregate ceiling (the "Indemnification Cap") on the obligation to indemnify the Buyer
   Indemnified Parties from and against Adverse Consequences resulting from, arising out of, or relating to the items identified in this Article IX. Notwithstanding the foregoing or any other provision or term of this Agreement, Buyer shall not be entitled to be indemnified hereunder for any Adverse Consequences resulting from breaches of representations or warranties of which Buyer had Knowledge on or prior to the Closing Date.

   (b) The Seller agrees to indemnify the Buyer Indemnified Parties from and against the entirety of any Adverse Consequences the Buyer Indemnified Parties may suffer resulting from or arising out of relating to, in the nature of, or caused by any Liability of any of the Companies (x) for any Taxes of any of the Companies and any predecessor entities owned by or affiliated with any of the Companies with respect to any Tax period or portion thereof ending on or before the Closing Date (or for any Tax year beginning before and ending after the Closing Date to the extent allocable (as determined in accordance with the next sentence) to the portion of such period beginning before and ending on the Closing Date), to the extent such Taxes are not reflected in the reserve for Tax Liability (rather than any reserve for deferred Taxes established to reflect timing differences between book and Tax income) shown on the face of the Latest Balance Sheet, and (y) for the unpaid Taxes of any Person (other than any of the Companies) under Reg. S1.1502-6 (or any similar provision of state, local, or foreign Law), as a transferee or successor, by Contract, or otherwise. For purposes of allocating gross income and deductions between deemed short taxable periods, all amounts of income and deduction shall be deemed to have accrued pro rata during each Company's actual taxable year, except for items of income or loss arising from an extraordinary event, which shall be reflected in the period in which such event occurred.

   (c) The Seller agrees to indemnify the Buyer Indemnified Parties from and against the entirety of any Adverse Consequences the Buyer Indemnified Parties may suffer resulting from or arising out of any matters disclosed on
   Schedule 9.2(c).

   (d) With respect to the two claims set forth on Schedule 9.2(d):

   (i) Buyer shall have the right to defend such claims as if Buyer were the Indemnifying Party subject to Seller's rights under Section 9.4 as if Seller were an Indemnified Party; and

   (ii) Buyer shall assume all Liability for such claims; provided, that Seller shall be obligated, notwithstanding any survival period set forth in this
   Article IX, to indemnify Buyer for any Adverse Consequences with respect to such claims to the extent that such Adverse Consequences are not covered by either the Seller's or the Buyers's insurance.

   SECTION IX.3. Indemnification by the Buyer. Provided that the Seller makes a written claim for indemnification against the Buyer within the survival period set forth in Section 9.1, the Buyer and, from and after the Closing, the Companies, jointly and severally, agree to indemnify the Seller against, and agree to hold Seller and its Affiliates, directors, officers, employees, stockholders, representatives and agents harmless from, any and all Adverse Consequences incurred or suffered by them arising out of, relating to or caused by, (i) any breach of or any inaccuracy in any representation or warranty made by the Buyer pursuant to this Agreement, any agreement executed and delivered in connection herewith or contained in any exhibit or schedule to this Agreement; (ii) any breach of or failure by the Buyer to perform any agreement, covenant or obligation of the Buyer set out in this Agreement, any agreement executed and delivered in connection herewith or contained in any exhibit or schedule to this Agreement; and
   (iii) any obligations and Liabilities in respect of the Companies from and after the Closing Date.

   SECTION IX.4.  Third-Party Claims.

   (a) If any third party shall notify any party hereto (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against any other party hereto (the "Indemnifying Party") under this Article IX, then the Indemnified Party shall promptly notify each Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) the Indemnifying Party is prejudiced thereby.

   (b) Any Indemnifying Party will have the right to defend the Indemnified Party against the Third Party Claim with counsel of the Indemnifying Party's choice reasonably satisfactory to the Indemnified Party so long as (A) the Indemnifying Party notifies the Indemnified Party in writing after the Indemnified Party has given notice of the Third Party Claim that, subject to the limitations set forth in this Article IX, the Indemnifying Party will indemnify the Indemnified Party from and against the entirety of any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, or caused by the Third Party Claim, and (B) the Indemnifying Party conducts the defense of the Third Party Claim actively and diligently.

   (c) So long as the Indemnifying Party is conducting the defense of the Third Party Claim in accordance with Section 9.4(b) above, (A) the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim, (B) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (not to be withheld unreasonably),
   (C) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party (not to be unreasonably withheld or delayed) (unless such entry or settlement includes as an unconditional term thereof the giving by each claimant or plaintiff to each Indemnified Party a release from all liability, in which case no such consent will be required), and (D) with respect to any Third Party claim relating to Taxes, the Seller, as Indemnifying Party, will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party claim without the consent of Buyer, as Indemnified Party, if such judgment or settlement could reasonably be expected to be material to the Buyer for any post-Closing Tax Periods.

   (d) Seller shall be entitled to have sole control over the defense, settlement, compromise, admission or acknowledgment of all claims set forth on Schedule 9.2(c).The Indemnifying Party shall not be entitled to control (but shall be entitled to participate at its own expense in the defense of), and the Indemnified Party shall be entitled to have sole control over, the defense or settlement, compromise, admission, or acknowledgment of any Third Party Claim (1) as to which the Indemnifying Party fails to assume the defense within a reasonable length of time, (2) to the extent the Third Party Claim seeks an order, injunction, or other equitable relief against the Indemnified Party which, if successful, would materially adversely affect the business, operations, assets or financial condition of the Indemnified Party or (3) settlement of, or an adverse judgment with respect to, such Third Party Claim is reasonably likely, in the good faith judgment of the Indemnified Party, to establish a precedential custom or practice which would be reasonably likely to materially adversely affect the business, operations, assets or financial condition of the Indemnified Party; provided, however, that, in each case, the Indemnified Party shall make no settlement, compromise, admission or acknowledgment that would reasonably be expected to give rise to liability on the part of any Indemnifying Party without the prior written consent of such Indemnifying Party.

   (e) The parties hereto shall extend reasonable cooperation in connection with the defense of any Third Party Claim pursuant to this Article IX and, in connection therewith, shall furnish such records, information, and testimony and attend such conferences, discovery proceedings, hearings, trials, and appeals as may be reasonably requested.

   SECTION IX.5.  Other Indemnification Provisions.

   (a) The liability of any party under this Article IX shall be in addition to, and not exclusive of any other liability that such party may have at law or equity based on a party's fraudulent acts or omissions. None of the provisions of this Agreement shall be deemed a waiver of any defenses which may be available in respect of actions or claims for fraud, including but not limited to, defenses of statutes of limitations or limitations of damages.

   (b) Seller hereby agrees that he will not make any claim for indemnification against any of the Companies by reason of the fact that he was a director, manager, officer, employee or agent of any such entity or was serving at the request of any such entity as a partner, member, trustee, director, manager, officer, employee, or agent of another entity (whether such claim is for judgments, damages, penalties, fines, costs, amounts paid in settlement, losses, expenses, or otherwise and whether such claim is pursuant to any statute, charter document, bylaw, agreement, or otherwise) with respect to any action, suit, proceeding, complaint, claim or demand brought by the Buyer against the Seller (whether such action, suit, proceeding, complaint, claim or demand is pursuant to this Agreement, applicable Law, or otherwise).

   (c) Indemnification claims shall be reduced, by and to the extent, that Seller or the Buyer Indemnified Parties, as applicable, with respect to such claim shall be entitled to receive proceeds under insurance policies, risk sharing pools, or similar arrangements specifically as a result of, and in compensation for, the subject matter of an indemnification claim by such party, net of any increased premiums or similar costs arising out of the making of such claims against such arrangements. In addition, indemnification claims shall be reduced by and to the extent that the Seller or the Buyer Indemnified Parties, as applicable, with respect to such claim shall lawfully be entitled to realize a Tax benefit as a result of an indemnification claim. For purposes of this Section 9.5(c), a party will be considered to realize an actual tax benefit if there is an actual reduction in Taxes payable or a refund of Taxes previously paid.

   (d) Except as otherwise provided in this Agreement, Buyer and the Companies hereby release and forever discharge Seller and its Subsidiaries from any and all suits, legal or administrative proceedings, claims, demands, damages, losses, costs, liabilities, interest or causes of action whatsoever in law or in equity, known or unknown, which Buyer and the Companies might now or subsequently may have based on or relating to, or arising out of this Agreement or Seller's use, maintenance, ownership and operation of the Shares and the Companies' Business, including with limitation, rights to contribution under the Environmental Laws, breaches of statutory or implied warranties or otherwise, nuisance or other tort actions and common law rights of contribution.


                                   ARTICLE X

                                   TAX MATTERS

   SECTION X.1. Filing of Tax Returns and Payment of Taxes. As soon as practicable after the Closing Date, Seller and the Companies will prepare and file all appropriate Tax Returns for the operations of the Companies for all periods ending on or before the Closing Date, including, for those jurisdictions and tax authorities that permit or require a short period Tax Return, for the period ending on the Closing Date and Seller will timely pay the amount of Taxes shown to be due on such Tax Returns. The books and records of Seller and the Companies will be maintained, and the Federal, state and other income Tax Returns of the "affiliated group" (as defined in Section 1504(a) of the Code) of which Seller and each of the Companies is a member (the "Seller Group") will be filed, so as to accurately reflect the operations of the Companies through the end of the Closing Date. Buyer shall prepare and file all appropriate Tax Returns for the operations of the Companies for all periods ending after the Closing Date and will timely pay the amount of Taxes shown to be due on such Tax Returns.

   SECTION X.2. Refunds of Taxes. Seller will be entitled to any refunds of Taxes (including interest thereon) payable with respect to the operations of the Companies for any period ending on or prior to the Closing Date. Buyer shall be entitled to all other refunds of Taxes with respect to the operations of the Companies. Refunds to which Seller is not entitled shall be retained by the Companies, and shall not be paid to Seller, and if received by Seller, shall be paid over to Buyer within 15 business days after receipt.

   SECTION X.3.  Cooperation on Tax Matters.


   (a) Buyer, each of the Companies and Seller shall cooperate fully, as and to the extent reasonably requested by the other party, in connection with the filing of Tax Returns pursuant to this Article X and any audit, litigation or other proceeding with respect to Taxes. Such cooperation shall include the retention and (upon the other party's request) the provision of records and information which are reasonably relevant to any such audit, litigation or other proceeding and making employees available on a mutually convenient basis to provide additional information and explanation of any material provided hereunder. Each of the Companies and the Seller agree (A) to retain all books and records with respect to Tax matters pertinent to the Companies relating to any taxable period beginning before the Closing Date until the expiration of the statute of limitations (and, to the extent notified by Buyer or Seller, any extensions thereof) of the respective taxable periods, and to abide by all record retention agreements entered into with any taxing Authority, and (B) to give the other party reasonable written notice prior to transferring, destroying or discarding any such books and records and, if the other party so requests, the Companies or Seller, as the case may be, shall allow the other party to take possession of such books and records.

   (b) Buyer and Seller further agree, upon request, to use commercially reasonable efforts to obtain any certificate or other document from any governmental Authority or any other Person as may be necessary to mitigate, reduce or eliminate any Tax that could be imposed (including, but not limited to, with respect to the transactions contemplated hereby).

   (c) Seller shall promptly notify Buyer and the Companies of any proposed adjustment of any item on any Tax Return of the Seller Group for any period ending on or prior to the Closing Date (including a deemed short taxable period ending on and including the Closing Date with respect to those jurisdictions in which the Companies' taxable years do not end on the Closing Date), if such proposed adjustment may affect the Tax liability of the Companies or Buyer for any period beginning after the close of such period, including, without limitation, any proposed adjustments to the allocation among assets of amounts received by Seller pursuant to the transactions contemplated by this Agreement.

   SECTION X.4. Certain Taxes. All transfer, documentary, sales, use, stamp, registration and other such Taxes and fees (including any penalties and interest) incurred in connection with this Agreement (including any New York City Transfer Tax and any similar tax imposed in other states or subdivisions), shall be paid by Seller when due with respect to all such transfer, documentary, sales, use, stamp, registration and other Taxes and fees, and, if required by applicable Law, Buyer will, and will cause its Affiliates to join in the execution of any such Tax Returns and other documentation.


                                      ARTICLE XI

                                      TERMINATION

   SECTION XI.1. Termination of Agreement. Certain of the parties may terminate this Agreement as provided below:

   (a) the Buyer and the Seller may terminate this Agreement by mutual written consent at any time prior to the Closing;

   (b) the Buyer may terminate this Agreement by giving written notice to the Seller at any time prior to the Closing (A) in the event the Seller has breached any representation, warranty, or covenant contained in this Agreement in any material respect, the Buyer has notified in writing the Seller of the breach, and the breach has continued without cure for a period of 30 days after the notice of breach or (B) if the Closing shall not have occurred on or before April 30, 1998, by reason of the failure of any condition precedent under Article VII hereof (unless the failure results primarily from the Buyer itself breaching any representation, warranty, or covenant contained in this Agreement);

   (c) the Seller may terminate this Agreement by giving written notice to the Buyer at any time prior to the Closing (A) in the event the Buyer has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, the Seller have notified in writing the Buyer of the breach, and the breach has continued without cure for a period of 30 days after the notice of breach; provided, however, that there shall be no cure period with respect to the condition to closing set forth in Section 7.8; or (B) if the Closing shall not have occurred on or before April 30, 1998, by reason of the failure of any condition precedent under
   Article VIII hereof (unless the failure results primarily from the Seller breaching any representation, warranty, or covenant contained in this Agreement); and

   (d) the Buyer or Seller may terminate this Agreement by giving written notice to the other if a court of competent jurisdiction or other Authority shall have issued an order, decree, or ruling or taken any other action (which order, decree or ruling the parties hereto shall use commercially reasonable efforts to lift), in each case permanently restraining, enjoying, or otherwise prohibiting the transactions contemplated by this Agreement, and such order, decree, ruling, or other action shall have become final and nonappealable.

   SECTION XI.2. Effect of Termination. If any party terminates this Agreement pursuant to Section 11.1 above, all rights and obligations of the parties hereunder shall terminate without any Liability of any party to any other party (except for any Liability of any party then in breach).

                                   ARTICLE XII

                                  MISCELLANEOUS

   SECTION XII.1. Expenses. Each party will bear his or its own costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby. The Seller agrees that none of the Companies has borne or will bear any of the Seller's costs and expenses (including any of their legal fees and expenses) in connection with this Agreement or any of the transactions contemplated hereby.


   SECTION XII.2. Press Releases and Public Announcements. No party shall issue any press release or make any public announcement relating to the subject matter of this Agreement without the prior written approval of the Buyer and the Seller; provided, however, that any party may make any public disclosure it believes in good faith is required by applicable Law or any listing or trading agreement concerning its publicly-traded securities
   (in which case the disclosing party will use commercially reasonable efforts to advise the other parties prior to making the disclosure).

   SECTION XII.3. No Third-Party Beneficiaries. Subject to the provisions of Section 12.5, this Agreement shall not confer any rights or remedies upon any Person other than the parties and their respective successors and permitted assigns, provided, however, that Section 6.21 shall confer the rights and remedies stated therein to the Transferred Employees.

   SECTION XII.4. Entire Agreement. This Agreement (including the documents referred to herein) constitutes the entire agreement among the parties and supersedes any prior understandings, agreements, or representations by or among the parties, written or oral, to the extent they related in any way to the subject matter hereof.

   SECTION XII.5. Succession and Assignment. This Agreement shall be binding upon and inure to the benefit of the parties named herein and their respective successors and permitted assigns. No party may assign either this Agreement or any of his or its rights, interests, or obligations hereunder without the prior written approval of the Buyer and the Seller; provided, however, that the Buyer may (i) assign any or all of its rights and interests (but not obligations) hereunder to one or more of its Affiliates, (ii) designate one or more of its Affiliates to perform its obligations hereunder (in any or all of which cases the Buyer nonetheless shall remain responsible for the performance of all of its obligations hereunder) and (iii) grant a security interest in respect of its rights hereunder to its lenders.

   SECTION XII.6. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

   SECTION XII.7. Headings. The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

   SECTION XII.8. Notices. All notices, requests, demands, claims, and other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:


   (a)  If to the Seller, to the addressed as follows:

   NCH Corporation
   2727 Chemsearch Boulevard
   Irving, Texas 75062
   Attn:   Mr. Jack B. Rubin
   Senior Vice President
   Facsimile No.:  (972) 721-6135

   Attn:   Joe Cleveland
   General Counsel
   Facsimile No.:  (972) 438-0100

   with a copy to:

   Vinson & Elkins L.L.P.
   3700 Trammell Crow Center
   2001 Ross Avenue
   Dallas, Texas 75201-2975
   Attention:  Jeffrey A. Chapman
   Facsimile No.:  (214) 220-7716

   (b)  If to the Buyer, addressed as follows:

   Jackson Products, Inc.
   2997 Clackson Road
   Chesterfield, Missouri  63017
   Attention:  Christopher T. Paule
   Facsimile No.:  (314) 207-2800

   with a copy to:

   Mayer, Brown & Platt
   1675 Broadway, Suite 1900
   New York, New York  10019
   Attention:  James B. Carlson
   Facsimile No.:  (212) 262-1910

   Any party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other parties notice in the manner herein set forth.

   SECTION XII.9. Governing Law. This Agreement shall be governed by and construed in accordance with the domestic Laws of the State of New York without giving effect to any choice or conflict of Law provision or rule (whether of the State of New York or any other jurisdiction) that would cause the application of the Laws of any jurisdiction other than the State of New York.

   SECTION XII.10. Amendments and Waivers. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by the Buyer and Seller. No waiver by any party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

   SECTION XII.11. Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

   SECTION XII.12. Construction. The parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or Law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including" shall mean including without limitation. The parties intend that each representation, warranty, and covenant contained herein shall have independent significance. If any party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter (regardless of the relative levels of specificity) which the party has not breached shall not detract from or mitigate the fact that the party is in breach of the first representation, warranty, or covenant.

   SECTION XII.13. Incorporation of Exhibits, Annexes, and Schedules. The exhibits, annexes, and schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

   SECTION XII.14. Specific Performance. Each of the parties acknowledges and agrees that the other parties would be damaged irreparably in the event that Sections 6.5, 6.15 and 6.19 of this Agreement are not performed in accordance with its specific terms or otherwise are breached. Accordingly, each of the parties agrees that the other parties shall be entitled to an injunction or injunctions to prevent breaches of such provision of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the parties and the matter, in addition to any other remedy to which they may be entitled, at law or in equity.

   IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


                                 JACKSON PRODUCTS, INC.


                                 By:     /s/ Christopher T. Paule
                                     -----------------------------
                                  Name:  Christopher T. Paule
                                  Title: Vice President



                                 NCH CORPORATION


                                 By:     /s/ Tom Hetzer
                                     ----------------------
                                  Name:  Tom Hetzer
                                  Title: Vice President - Finance



                                 AMERICAN ALLSAFE COMPANY


                                 By:     /s/ Jack B. Rubin
                                     -----------------------
                                  Name:  Jack B. Rubin
                                  Title: Senior Vice President



                                 SILENCIO/SAFETY DIRECT, INC.


                                 By:     /s/ Jack B. Rubin
                                     -----------------------
                                  Name: Jack B. Rubin
                                  Title:   Senior Vice President

                     NCH CORPORATION AND SUBSIDIARIES
                              EXHIBIT 13
               ANNUAL REPORT FOR THE YEAR ENDED APRIL 30, 1998



   Selected Financial Data
   NCH Corporation and Subsidiaries
   (In Thousands Except Per Share Data)

   Years Ended April 30,


                   1998        1997        1996        1995        1994
                 --------    --------    --------    --------    --------

   Net Sales     $784,095    $766,761    $772,834    $735,098    $679,987

   Net Income    $ 35,695    $ 34,675    $ 36,307    $ 35,582    $ 31,207

   Earnings Per
   Share
     Basic          $4.98       $4.73       $4.51       $4.29       $3.77
     Diluted        $4.97       $4.73       $4.51       $4.27       $3.76


   Current
   Ratio         3.7 to 1    3.4 to 1    3.3 to 1    3.5 to 1    3.6 to 1

   Total Assets  $519,704    $497,591    $514,404    $529,137    $485,223

   Long-Term
   Debt          $  1,400    $    112    $     49    $  4,761    $  6,790

   Retirement
   and Deferred
   Compensation
   Plans         $111,088    $107,057    $ 99,915    $ 92,157    $ 83,986

   Cash Dividends
   Declared
   Per Share        $1.35       $2.20       $2.20       $2.15       $2.00

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
   -----------------------------------------------------------------------
   OF OPERATIONS
   -------------


   Liquidity and Capital Resources
   -------------------------------


        In the fiscal year ended April 30, 1998, working capital increased to $288.7 million from $260.1 million at April 30, 1997. The current ratio was
   3.7 to 1 at April 30, 1998, compared to 3.4 to 1 at April 30, 1997. The total of cash, cash equivalents and marketable securities increased by $27.8 million to $118.8 million at April 30, 1998. Net cash flow from operations totaled $27.7 million for fiscal 1998. Additional cash was provided by the sale of two subsidiaries with net proceeds of $30.1 million, net proceeds from the exercise of stock options of $7.3 million, and net proceeds from notes payable of $4.7 million. Principal uses of cash consisted of net purchases of marketable securities of $31.8 million, net capital expenditures of $12.6 million, payment of dividends of $9.3 million, and treasury stock purchases of $9.1 million. During the year, the Company purchased the assets of two small domestic businesses for $4.6 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends. Long-term and short-term indebtedness has usually been limited to the borrowing of local country currencies by the Company's international subsidiaries to finance working capital requirements, although the Company has incurred debt domestically at various times when financially advantageous.

        The Company's international subsidiaries operate on a fiscal year ending on the last day of February. At February 28, 1998, the value of the U.S. dollar had increased relative to most of the currencies in which the Company's international subsidiaries operate. As a result, the reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at February 28, 1998, compared to February 28, 1997. This is reflected by the foreign currency translation component of stockholders' equity, which increased $8.0 million to a $33.8 million reduction of equity at April 30, 1998.

        As reported on the Consolidated Balance Sheets, accounts receivable decreased by $3.9 million in the year ended April 30, 1998. The change in accounts receivable presented in the Consolidated Statements of Cash Flows excludes the effect of exchange rates on the reported asset values and shows that accounts receivable, net of the provision for losses, increased by $3.4 million compared to the end of the prior year. The change in accounts receivable, was primarily the result of the sale of two domestic subsidiaries during April 1998, offset by increased sales in certain of the domestic operations during the month of April.

        As reported on the Consolidated Balance Sheets, inventories increased by $1.0 million in the year ended April 30, 1998. The change in inventories presented in the Consolidated Statements of Cash Flows excludes the effect of exchange rates on the reported asset values and shows that inventories increased $6.5 million in the same period. Inventories increased in the current year due to higher inventory requirements as a result of increasing sales in several of the Company's domestic operations, partially offset by the sale of two domestic subsidiaries during April 1998.

        Accounts payable, accrued expenses and income taxes payable decreased by $1.4 million as reported on the Consolidated Balance Sheets. Accounts payable decreased as a result of normal business activity associated with timing of payments and was offset by an increase in income taxes payable. Income taxes payable increased due to the timing of payments in the current year as compared to the prior year and increased pre-tax income during the current year in the domestic operations.

        Net capital expenditures for property, plant and equipment were $12.6 million for the year ended April 30, 1998. These consisted of the installation and update of worldwide computer systems and normal additions of operating equipment. Capital expenditures for the upcoming year are anticipated to be less than current year expenditures.

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

        Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, increased $2.3 million as reported on the Consolidated Balance Sheets. During the year, short-term borrowings, primarily in Europe, were repaid, and $3.7 million of domestic debt was repaid in connection with the sale of two subsidiaries. Of the $1.7 million in long-term debt and current maturities, $1.5 million is a note payable issued in connection with the purchase of a small domestic business. The remaining long-term debt and current maturities and all $7.2 million of notes payable consist of international subsidiary borrowings in local country currencies used primarily to finance working capital requirements.

        The retirement and deferred compensation plan liability on the Consolidated Balance Sheets represents compensation deferred by employees and accrued interest on such deferrals as well as accrued retirement benefits under non-qualified retirement plans. Deferred compensation is expensed as earned with a liability recorded for payment in future years.

        During fiscal year 1998, cash dividends paid amounted to $9.3 million ($1.30 per share) compared to $16.0 million in 1997 ($2.20 per share, which included a special dividend of $1.00 per share). The directors of the Company increased the regular quarterly dividend to $.35 from $.30 on September 10, 1997, which was paid December 15, 1997. On April 8, 1998, the directors of the Company declared a regular quarterly cash dividend of $.35 per share of Common Stock to be paid June 15, 1998, to shareholders of record June 1, 1998.

   Subsequent Event
   ----------------

        On May 26, 1998, the Board of Directors authorized the repurchase of an aggregate of 1,266,176 shares of NCH Corporation Common Stock from the Milton P. Levy, Jr. family. These shares were acquired on May 26, 1998 at $60.89 per share. The closing trading price of NCH Common Stock on that date was $65.44 per share. In addition, the Company purchased an additional 284,839 shares on the open market. In these two transactions, the Company repurchased 1,551,015 shares of NCH Common Stock for an aggregate price of $93.8 million.

   Operating Results
   -----------------

        Net sales of $784.1 million in fiscal 1998 were 2% higher than net sales of $766.8 million in fiscal 1997. Net sales in fiscal year 1997 were 1% lower than fiscal 1996 net sales of $772.8 million. Domestic net sales increased 1% from fiscal 1996 to 1997, and 10% from fiscal 1997 to 1998. Net sales from total international operations increased 4% from fiscal
   1997 to 1998 when measured on a local currency basis. Due to the strengthening of the U.S. dollar, sales from international operations reflected a decrease of 6% from fiscal 1997 to 1998 as reported in U.S. dollars. Total international net sales in fiscal 1997 decreased 3% from 1996 as reported in U.S. dollars and remained constant when measured on a local currency basis. Net sales in Europe increased 4% on a local currency basis from fiscal 1997 to 1998 and remained constant from fiscal 1996 to 1997. When reported in U.S. dollars, net sales in Europe decreased 8% from fiscal 1997 to 1998, as compared to a 3% decrease from fiscal 1996 to 1997. Net sales in the Pacific and Far East decreased 23% on a local currency basis from fiscal 1997 to 1998 as compared to a 7% increase in local currency net sales from fiscal 1996 to 1997. Net sales in the Pacific and Far East decreased 14% from fiscal 1997 to 1998 as reported in U.S.
   dollars as compared to a 4% decrease from fiscal 1996 to 1997. Net sales in Latin America and Canada decreased 1% on a local currency basis from fiscal 1997 to 1998 compared to a 12% decrease from 1996 to 1997. Net sales in Latin America and Canada as reported in U.S. dollars increased 3% from fiscal 1997 to 1998 and decreased 3% from fiscal 1996 to 1997.

        Operating income decreased to $51.7 million in fiscal 1998 compared to $56.3 million in 1997, due to the strengthening of the U.S. dollar and lower operating margins in the international operations. Domestic operating margins improved slightly from fiscal 1997 to 1998 due to decreased marketing and administrative costs, partially offset by increased cost of sales from fiscal 1997 to 1998. Internationally, operating margins decreased due to increased marketing and administrative expenses in fiscal 1998 compared to 1997. Operating income decreased to $56.3 million in fiscal 1997 from $61.0 million in 1996. Domestically, operating margins in fiscal 1997 decreased slightly from 1996 due to higher marketing and administrative expenses. International operating margins in fiscal 1997 decreased slightly due to increased administrative expenses.

        In fiscal year 1998, the Company reported net interest expense of $.4 million compared to net interest income of $.8 million in 1997.
   This decrease is due to higher average borrowings during 1998 as compared to 1997 for both domestic and international operations. The $.8 million in net interest income in fiscal 1997 compared to net interest income of $1.2 million in 1996.

        Loss on revaluation of foreign currencies was $2.3 million in fiscal 1998 compared to $2.4 million in fiscal 1997. The current year loss is due to foreign exchange expense in certain European and Pacific subsidiaries and translation losses in hyper-inflationary countries. In fiscal 1997, loss on currency revaluation was $2.4 million compared to a loss of $.8 million in 1996. The fiscal 1997 loss is attributable to foreign exchange expense in certain European subsidiaries and translation losses in hyper-inflationary countries. The Company enters into foreign exchange contracts and foreign currency option contracts from time to time to manage its exposure to foreign currency rate changes.

        During April 1998, the Company sold two subsidiaries, resulting in a gain of $11.0 million before taxes ($7.1 million after taxes). Sales for these two subsidiaries were less than 5% of the Company's consolidated annual sales, and therefore this transaction is not expected to have a material impact on the Company's future operations. During the previous fiscal year, the Company sold subsidiary assets, resulting in a gain of $3.5 million before taxes ($2.3 million after taxes). This subsidiary's sales were not a material portion of the Company's consolidated annual sales, and therefore this transaction has not had a material impact on the Company's operations.

        The overall corporate tax rate for fiscal 1998 was 40.5% of pre-tax income compared to 40.4% in 1997 and 40.9% in 1996. A reconciliation of the effective tax rates to U.S. statutory rates is contained in the Notes to Consolidated Financial Statements.

        Net income in fiscal year 1998 increased 3% to $35.7 million from $34.7 million in 1997. Basic earnings per share increased 5% to $4.98 per share in fiscal 1998, due to the increase in net income combined with the decrease in the weighted average number of common shares outstanding during the current year. Diluted earnings per share also increased 5% to $4.97 per share in fiscal 1998. Net income in fiscal 1997 was 4% lower than the $36.3 million reported in 1996. Basic earnings per share in fiscal 1997 were $4.73, a 5% increase from $4.51 in 1996, due to a decrease in the weighted average number of common shares outstanding during fiscal 1997. Diluted earnings per share also increased 5% to $4.73 per share in fiscal 1997.

        On a geographic area basis, net income for the United States increased 25% to $27.3 million in fiscal year 1998, due to the sale of subsidiary assets during the year. Net income of $21.8 million in fiscal 1997 was 7% higher than the $20.3 million reported in 1996, primarily due to the sale of subsidiary assets during fiscal 1997 and a lower effective income tax rate in 1997 compared to 1996.

        Net income in Europe decreased 7% from $11.7 million in fiscal 1997 to $10.9 million in 1998. The decrease in net income from fiscal 1997 to 1998 was primarily attributable to the negative effect of the stronger U.S. dollar in 1998 compared to 1997. Net income in fiscal 1996 was $15.2 million. The decrease in net income from fiscal 1996 to 1997 was primarily attributable to decreased sales in certain European countries plus the negative effect of the stronger U.S. dollar in 1997 compared to 1996.

        Net loss in the Pacific and Far East operations was $2.7 million in fiscal 1998 compared to net income of $.1 million in 1997 due to the regional business environment and the strength of the U.S. dollar relative to regional currencies. Net income of $.1 million in fiscal 1997 compared to net income of $.2 million reported in 1996.

        Latin America and Canada had net income of $.2 million in fiscal 1998 compared to $1.1 million in 1997. Net income of $1.1 million in fiscal 1997 compared to net income of $.5 million reported in 1996.


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

   Forward-Looking Information
   ---------------------------

        Management is unaware of any conditions or trends that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should also be aware of factors that could have a negative impact on prospects and the consistency of progress. These include economic, political or other factors such as currency exchange rates, inflation rates, taxes and regulations in each of the countries in which the Company operates, competitive products and pricing, and changes in the prices of raw materials.


   Recent Accounting Pronouncements
   --------------------------------


        In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income in a full set of general purpose financial statements. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the reporting of information about operating segments in annual financial statements. Additionally, it requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" that provides new employer disclosure requirements regarding pension plans and other postretirement plans. SFAS Nos. 130, 131, and 132 are effective for periods beginning after December 15, 1997, and the Company will adopt these statements for fiscal year 1999. These statements increase disclosure only and will have no effect on the Company's financial position or results of operations.


   Consolidated Statements of Income
   NCH Corporation and Subsidiaries
   (In Thousands Except Per Share Data)

   Years Ended April 30,


                                            1998        1997        1996
                                          --------    --------    --------

   Net Sales                              $784,095    $766,761    $772,834
                                          --------    --------    --------

   Operating Expenses
     Cost of sales, including
       warehousing and commissions         427,304     403,317     407,141
     Marketing and administrative
       expenses                            305,044     307,193     304,692
                                          --------    --------    --------
                                           732,348     710,510     711,833

   Operating Income                         51,747      56,251      61,001

   Other (Expenses) Income
     Revaluation of foreign currencies      (2,318)     (2,373)       (789)
     Net interest                             (434)        801       1,171
     Gain on sale of subsidiaries           10,972       3,536           -
                                          --------    --------    --------


   Income before Income Taxes               59,967      58,215      61,383


   Provision for Income Taxes               24,272      23,540      25,076
                                          --------    --------    --------


   Net Income                             $ 35,695    $ 34,675    $ 36,307
                                          ========    ========    ========
   Earnings Per Share

     Basic                                   $4.98       $4.73       $4.51
                                             =====       =====       =====

     Diluted                                 $4.97       $4.73       $4.51
                                             =====       =====       =====


   The accompanying notes are an integral part of these financial statements.

   Consolidated Balance Sheets
   NCH Corporation and Subsidiaries
   (In Thousands Except Share Data)

   As of April 30,


                                                         1998        1997
                                                       --------    --------
   Assets

   Current Assets
    Cash and cash equivalents                          $ 17,139    $ 21,273
    Marketable securities                               101,626      69,700
   Accounts receivable (less allowance for
     doubtful accounts of $15,653 and $15,624)          140,758     144,664
   Inventories                                          108,478     107,502
   Prepaid expenses                                       9,434       6,228
   Deferred income taxes                                 19,099      18,579
                                                       --------    --------
    Total Current Assets                                396,534     367,946
                                                       --------    --------

   Property, Plant and Equipment                        191,514     202,830
   Accumulated depreciation                             112,353     114,330
                                                       --------    --------
                                                         79,161      88,500
                                                       --------    --------

   Deferred Income Taxes                                 30,848      29,637
                                                       --------    --------
   Other                                                 13,161      11,508
                                                       --------    --------
    Total                                              $519,704    $497,591
                                                       ========    ========


   Liabilities and Stockholders' Equity

   Current Liabilities
    Notes payable to banks                             $  7,178    $  2,694
    Current maturities of long-term debt                    292       3,767
    Accounts payable                                     49,083      51,057
    Accrued expenses                                     28,019      28,286
    Income taxes payable                                 20,736      19,874
    Dividends payable                                     2,504       2,149
                                                       --------    --------
     Total Current Liabilities                          107,812     107,827
                                                       --------    --------

   Long-Term Debt, less current maturities                1,400         112
                                                       --------    --------

   Retirement and Deferred Compensation Plans           111,088     107,057
                                                       --------    --------

   Stockholders' Equity
    Common stock, par value $1 per share, authorized
     20,000,000 shares.  Issued 11,769,304 shares        11,769      11,769
    Additional paid-in capital                           12,289       8,708
    Retained earnings                                   474,540     448,513
    Foreign currency translation adjustment             (33,786)    (25,740)
    Unrealized gains on investments                         111          40
                                                       --------    --------
                                                        464,923     443,290

    Less treasury stock
     (4,615,605 and 4,606,705 shares)                   165,519     160,695
                                                       --------    --------
                                                        299,404     282,595
                                                       --------    --------

     Total                                             $519,704    $497,591
                                                       ========    ========

   The accompanying notes are an integral part of these financial statements.


   Consolidated Statements of Cash Flows
   NCH Corporation and Subsidiaries
   (In Thousands)

   Years Ended April 30,


                                                                    1998       1997       1996
                                                                  --------   --------   --------
   Cash Flows from Operating Activities
      Net income                                                   $35,695    $34,675    $36,307
        Adjustments to reconcile net income to net cash
              provided by operating activities:
           Depreciation and amortization                            14,992     15,092     14,981
           Gain on sale of subsidiaries                            (10,972)    (3,536)         -
           Provision for losses on accounts receivable               5,483      6,939      7,697
           Deferred income taxes                                    (1,917)    (3,723)    (5,150)
           Retirement and deferred compensation plans                4,757      7,860      8,143
           Other noncash items                                         206        546       (486)
           Change in assets and liabilities, excluding net assets
              acquired in the purchase of businesses:
             Accounts receivable                                    (8,883)   (12,414)    (5,824)
             Inventories                                            (6,459)    (2,397)      (995)
             Prepaid expenses                                       (3,240)      (286)      (183)
             Accounts payable, accrued expenses
               and income taxes payable                               (606)      (381)    (4,020)
             Other noncurrent assets                                (1,308)    (1,704)    (2,132)
                                                                  --------   --------   --------

             Net cash provided by operating activities              27,748     40,671     48,338
                                                                  --------   --------   --------


   Cash Flows from Investing Activities
      Sales of property, plant and equipment                         1,342      1,641        823
      Purchases of property, plant and equipment                   (13,935)   (17,659)   (18,396)
      Redemptions of marketable securities                          36,589     45,927     52,590
      Purchases of marketable securities                           (68,407)   (33,657)   (22,031)
      Acquisition of businesses                                     (4,562)      (246)         -
      Sale of subsidiaries                                          30,098      7,932          -
      Other                                                           (886)    (1,012)    (1,012)
                                                                  --------   --------   --------

             Net cash provided by (used in) investing activities   (19,761)     2,926     11,974
                                                                  --------   --------   --------



   Cash Flows from Financing Activities
      Proceeds from notes payable                                    5,172      2,296      2,487
      Payments of notes payable                                       (427)    (6,596)      (480)
      Additional long-term debt                                         98        114          -
      Payments of long-term debt                                    (3,764)       (24)    (3,275)
      Borrowing of cash surrender values                             1,930      1,914      1,887
      Surrender of insurance contracts                                   -      6,452          -
      Payments of dividends                                         (9,313)   (15,999)   (17,746)
      Purchases of treasury stock                                   (9,054)   (30,052)   (37,283)
      Proceeds from exercise of stock options                        7,259      1,800      1,077
                                                                  --------   --------   --------


             Net cash used in financing activities                  (8,099)   (40,095)   (53,333)

   Effect of Exchange Rate Changes on Cash and Cash Equivalents     (4,022)    (4,035)    (1,437)
                                                                  --------   --------   --------

   Net Increase (Decrease) in Cash and Cash Equivalents             (4,134)      (533)     5,542

   Cash and Cash Equivalents at Beginning of Year                   21,273     21,806     16,264
                                                                  --------   --------   --------

   Cash and Cash Equivalents at End of Year                        $17,139    $21,273    $21,806
                                                                  ========   ========   ========


   The accompanying notes are an integral part of these financial statements.




   Consolidated Statements of Stockholders' Equity
   NCH Corporation and Subsidiaries
   (In Thousands Except Per Share Data)


                                                                                                 Foreign    Unrealized
                                    Common   Treasury   Common   Treasury Additional             Currency     Gains
                                    Stock     Stock     Stock     Stock     Paid-In   Retained  Translation (Losses) on
                                    Shares    Shares    Amount    Amount    Capital   Earnings  Adjustment  Investments   Total
                                    -------   -------   -------   -------   -------   -------   --------    --------    --------
   Balance, April 30, 1995           11,769    (3,458)  $11,769  $(95,206)   $7,348  $410,932   $(18,412)      $(255)   $316,176
   Net income                                                                          36,307                             36,307
   Cash dividends on common
    stock, $1.90 per share                                                            (15,253)                           (15,253)
   Dividend declared, but not
    paid, $.30 per share                                                               (2,299)                            (2,299)
   Treasury stock acquired                       (669)            (37,283)                                               (37,283)
   Treasury stock sold under
    stock option plans                             20                 574       503                                        1,077
   Treasury stock issued under
    stock participation plan
    and stock bonuses                               2                  92        61                                          153
   Foreign currency translation
    adjustment                                                                                      (308)                   (308)
   Unrealized gains on investments                                                                               365         365
                                    -------   -------   -------   -------   -------   -------   --------    --------    --------

   Balance, April 30, 1996           11,769    (4,105)   11,769  (131,823)    7,912   429,687    (18,720)        110     298,935
   Net income                                                                          34,675                             34,675
   Cash dividends on common
    stock, $1.90 per share                                                            (13,700)                           (13,700)
   Dividend declared, but not
    paid, $.30 per share                                                               (2,149)                            (2,149)
   Treasury stock acquired                       (537)            (30,052)                                               (30,052)
   Treasury stock sold under
    stock option plans                             33               1,097       703                                        1,800
   Treasury stock issued under
    stock participation plan
    and stock bonuses                               2                  83        93                                          176
   Foreign currency translation
    adjustment                                                                                    (7,020)                 (7,020)
   Unrealized losses on investments                                                                              (70)        (70)
                                    -------   -------   -------   -------   -------   -------   --------    --------    --------

   Balance, April 30, 1997           11,769    (4,607)   11,769  (160,695)    8,708   448,513    (25,740)         40     282,595

   Net income                                                                          35,695                             35,695
   Cash dividends on common
    stock, $1.00 per share                                                             (7,164)                            (7,164)
   Dividend declared, but not
    paid, $.35 per share                                                               (2,504)                            (2,504)
   Treasury stock acquired                       (137)             (9,324)                                                (9,324)
   Treasury stock sold under
    stock option plans                            125               4,415     3,509                                        7,924
   Treasury stock issued under
    stock participation plan
    and stock bonuses                               3                  85        72                                          157
   Foreign currency translation
    adjustment                                                                                    (8,046)                 (8,046)
   Unrealized gains on investments                                                                                71          71
                                    -------   -------   -------   -------   -------   -------   --------    --------    --------

   Balance, April 30, 1998           11,769    (4,616)  $11,769 $(165,519)  $12,289  $474,540   $(33,786)      $ 111    $299,404
                                    =======   =======   =======   =======   =======   =======   ========    ========    ========


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

       Nature of operations - The Company markets an extensive line of maintenance, repair and supply products to customers throughout the world. Products include specialty chemicals, fasteners, welding supplies, and plumbing and electronic parts. These products are marketed principally through the Company's own sales force.

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

       Research and development - Research and development costs, which are included in the costs of laboratory operations, are charged to expense as incurred. Research and development costs, however, cannot be separately identified from the total laboratory costs. Total laboratory costs amounted to approximately $5.5 million in 1998, $5.0 million in 1997 and $4.6 million in 1996.

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

       Stock options - The Company issues shares from its treasury as options are exercised. When an option is exercised, treasury stock is credited with the average cost of the treasury shares issued, and additional paid-in capital is charged or credited for the difference between the option price and the average cost of the treasury shares. No charge to income is made in connection with the stock option plan. Effective May 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". For the impact of the fair value of employee stock options granted during fiscal years 1998, 1997 and 1996, see footnote 8, "Capital Stock and Options".

       Earnings per share - Effective January 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. Prior periods have been restated to reflect the new standard.



   2.  Consolidated International Subsidiaries

       At April 30, 1998 and 1997, the parent Company's investment in consolidated international subsidiaries amounted to $46,752,000 and $45,151,000. The current year consolidated financial statements include international subsidiaries' assets of $151,068,000, liabilities of $63,579,000 and net income of $8,396,000, after allocation of corporate expenses and excluding intercompany sales and profits. For the prior year, these subsidiaries had assets of $155,287,000, liabilities of $60,914,000 and net income of $12,866,000.



   3.  Income Taxes
       The following are the components of the provision for income taxes (in thousands of dollars):

                               Years Ended April 30,
                        -------------------------------------
                          1998          1997           1996
                        --------      --------       --------
   U.S. Federal
     Current             $10,754       $11,425        $10,675
     Deferred             (2,375)       (3,888)        (4,075)

   Foreign
     Current              13,096        14,429         17,421
     Deferred                458           165           (721)

   State                   2,339         1,409          1,776
                        --------      --------       --------
                         $24,272       $23,540        $25,076
                        ========      ========       ========

       Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

       The components of deferred tax assets and liabilities as of April 30 are as follows (in thousands of dollars):

   Deferred tax assets:                              1998         1997
                                                   --------     --------
        Allowance for doubtful accounts             $ 3,771      $ 3,916
        Inventory related                             4,858        4,277
        Insurance related                             3,679        3,491
        Accrued expenses                              6,112        5,756
        Retirement and deferred compensation plans   36,479       35,093
        Marketable securities                           (59)         (22)
        Foreign operating loss carryforwards          1,092        1,026
        Valuation allowance                             (16)         (55)
                                                   --------     --------
                                                     55,916       53,482
                                                   --------     --------
   Deferred tax liabilities:

        Depreciation                                  4,455        4,403
        Other                                         1,514          863
                                                   --------     --------
                                                      5,969        5,266
                                                   --------     --------
   Net deferred tax asset                           $49,947      $48,216
                                                   ========     ========

       A valuation allowance has been provided for certain foreign net operating loss carryforwards which are estimated to expire before they are utilized. The decreases in the valuation allowance during the years ended April 30, 1998, 1997, and 1996 were $39,000, $39,000 and $62,000, respectively.

       The following is a reconciliation of the difference between the U.S. statutory income tax rate and the effective tax rate:

                                                 Years Ended April 30,
                                              --------------------------
                                               1998      1997      1996
                                              ------    ------    ------
   U.S. statutory rate                         35.0%     35.0%     35.0%
   Tax exempt interest                         (1.7)     (1.8)     (2.2)
   Other                                         .8        .5        .8
   Effect of international
     operations                                 3.9       5.2       5.5
   Effect of state income
     taxes                                      2.5       1.5       1.8
                                              ------    ------    ------

   Effective tax rate                          40.5%     40.4%     40.9%
                                              ======    ======    ======

       The Company files a consolidated U.S. federal income tax return with its domestic subsidiaries. International subsidiaries file tax returns in countries of their incorporation. In addition, branches of certain U.S. and international companies file tax returns in countries in which they conduct business. Certain of these subsidiaries have operating loss carryforwards totaling approximately $2,804,000, which will expire between 1999 and 2004. The accumulated undistributed earnings of international subsidiaries not included in the consolidated U.S. federal income tax return approximated $74,146,000 at April 30, 1998, $74,834,000 at April 30, 1997 and $69,286,000 at April 30, 1996. No provision is made in the accompanying consolidated financial statements for the estimated taxes that would result on distribution of the accumulated undistributed earnings since the Company intends to invest indefinitely in the operations of these subsidiaries. For 1998, 1997 and 1996, worldwide income tax payments amounted to $24,227,000, $25,045,000 and $33,668,000, respectively.



   4.  Inventories

       A summary of inventories at April 30 follows (in thousands of dollars):
                                     1998            1997
                                   --------        --------
       Raw materials               $ 13,904        $ 14,580
       Finished goods                92,795          90,915
       Sales supplies                 1,779           2,007
                                   --------        --------
                                   $108,478        $107,502
                                   ========        ========



   5.  Property, Plant and Equipment

       Property, plant and equipment at April 30 consists of the following (in thousands of dollars):

                                     1998            1997
                                   --------        --------
       Land                        $ 12,605        $ 12,205
       Buildings                     78,243          83,658
       Equipment                    100,666         106,967
                                   --------        --------
                                   $191,514        $202,830
                                   ========        ========

       Depreciation charged to income was $13,633,000, $13,882,000 and $13,595,000 for each of the years ended April 30, 1998, 1997 and 1996, respectively. The estimated useful life of buildings is 25 to 40 years; equipment is 3 to 10 years.

   6.  Long-Term Debt

       Long-term debt at April 30 consists of the following (in thousands of dollars):
                                                            1998      1997
                                                           ------    ------
       Borrowed by domestic companies:
       Note issued to individual in connection with
         purchase of business, at 5.85%, principal
         and interest payable annually through 2005.      $ 1,500         -
       Variable interest industrial revenue bond,
         secured by property, at 71.9% of prime.                -   $ 3,700
       Other                                                    -        20
                                                           ------    ------
                                                            1,500     3,720
                                                           ------    ------

      Borrowed by international companies                     192       159
                                                           ------    ------
                                                            1,692     3,879
      Less current maturities                                 292     3,767
                                                           ------    ------
      Long-term debt, less current maturities             $ 1,400    $  112
                                                           ======    ======


       The industrial revenue bond of $3,700,000 was paid off in April 1998, in connection with the sale of two subsidiaries. Scheduled maturities of long-term debt for the years following April 30, 1998, are as follows:

                1999        $  292,000
                2000           303,000
                2001           239,000
                2002           214,000
                2003           214,000
                Thereafter     430,000
                             ---------
                Total       $1,692,000
                             =========



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

       Expenses for retirement plans, exclusive of interest expense, were $9,433,000, $13,316,000 and $10,510,000 in the years ended April 30,
   1998, 1997 and 1996, respectively.

       Postretirement benefits other than pensions - The Company and several of its domestic subsidiaries have a postretirement health care benefit plan covering substantially all domestic employees. Eligible retirees receive a specific contribution from the Company toward the cost of the health plan, which is a supplement to Medicare. The amount of the contribution is based on years of service with the Company at retirement. The plan is not funded; retiree health benefits are paid as covered expenses are incurred. Provision has been made in the accompanying consolidated financial statements for the net postretirement benefit
   expense of this plan.   Net postretirement benefit expenses for the years
   ended April 30 are as follows (in thousands of dollars):


                                                     1998      1997      1996
                                                    ------    ------    ------

       Service cost - benefits earned
          during the year                             $ 11      $ 23      $146

       Interest cost on accumulated
          postretirement benefit obligation            244       226       202

       Net amortization of prior service cost          176       176       176
                                                    ------    ------    ------

       Net postretirement benefit expense             $431      $425      $524
                                                    ------    ------    ------

       The reconciliation of the accumulated postretirement benefit obligation to the recorded liability at April 30 is as follows (in thousands of dollars):
                                                            1998      1997
                                                           ------    ------
   Accumulated postretirement benefit obligation

     Retirees                                              $  623    $  502
     Fully eligible active plan participants                1,539     1,478
     Other active plan participants                         1,340     1,338
                                                           ------    ------
       Total                                                3,502     3,318
   Unrecognized prior service cost                           (939)   (1,115)
                                                           ------    ------
   Accrued postretirement benefit liability                $2,563    $2,203
                                                           ======    ======

       Measurement of the accumulated postretirement benefit obligation is based on a 7% assumed discount rate for 1998 and 1997.

       Certain of the Company's non-U.S. subsidiaries have health care plans for retirees, although many retirees outside of the United States are covered by government sponsored and administered programs.

   8.    Capital Stock and Options

      None of the Company's authorized 500,000 shares of $1 par value Preferred Stock has been issued.

      On April 8, 1998, the directors of the Company declared a regular quarterly cash dividend of $.35 per share of Common Stock to be paid June 15, 1998, to shareholders of record June 1, 1998.


       At April 30, 1998, the Company has a non-qualified stock option plan, which is described below. The Company applies APB Opinion No. 25 and related FASB Interpretations for its plans. No charge to income is made in connection with the stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


                                       1998          1997         1996
                                     --------      --------     --------
   Net Income
     As Reported                      $35,695       $34,675      $36,307
     Pro Forma                        $35,623       $34,642      $36,307

   Earnings per share
     As Reported
       Basic                           $ 4.98        $ 4.73       $ 4.51
       Diluted                         $ 4.97        $ 4.73       $ 4.51

     Pro Forma
       Basic                           $ 4.97         $ 4.73      $ 4.51
       Diluted                         $ 4.96         $ 4.72      $ 4.51


       Pro forma net income reflects only options granted in fiscal years 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to May 1, 1995 is not considered.

       Under the 1980 Non-Qualified Stock Option Plan, the Company may grant options to its employees for up to 1.5 million shares of common stock. At April 30, 1998, 1997 and 1996, 552,000, 677,000 and 710,000
   shares of the Company's Common Stock, respectively, were reserved for issuance under this plan which grants options to key employees and officers. The purchase price under the grant cannot be less than the market value at the date of grant. The options under such plan are exercisable in equal amounts at the beginning of the second, third and fourth year of their lives and expire after five years.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      1998         1997         1996
                                     ------       ------       ------
       Annual dividend yield           2.2%         3.8%         4.0%
       Expected volatility            19.0%        19.6%        20.4%
       Risk-free interest rates        5.3%         5.8%         5.5%
       Expected lives (years)            5            5            5

   The annual dividend rate shown above is weighted over the effective life of the options.

       A summary of the status of the Company's stock option plan as of April 30, 1998, 1997, and 1996, and changes during the years ended on those dates is presented below:

                                    (In Thousands Except Per Share Data)
                                            Years Ended April 30,
                            ---------------------------------------------------
                                 1998              1997              1996
                            ---------------   ---------------   ---------------
                                    Average           Average           Average
                            Number   Price    Number   Price    Number   Price
                              of      Per       of      Per       of      Per
                            Shares   Share    Shares   Share    Shares   Share
                            ------   ------   ------   ------   ------   ------

   Outstanding at beginning
     of period                 284   $58.85      280   $58.81      243   $59.41
   Granted                      81    62.50       78    57.25       72    55.25
   Exercised                  (125)   60.14      (33)   55.23      (20)   54.00
   Canceled or expired         (13)   67.22      (41)   58.39      (15)   57.46
                            ------   ------   ------   ------   ------   ------
   Outstanding at end
     of period                 227   $58.97      284   $58.85      280   $58.81
                            ======   ======   ======   ======   ======   ======

   Options exercisable
     at year-end                70   $57.50      139   $60.53      145   $60.95
                            ======   ======   ======   ======   ======   ======


       Stock options outstanding at April 30, 1998 had a range in exercise prices of $53.75 to $62.50 and an average remaining contractual
   life of 3.8 years.      The weighted average fair value of options,
   calculated using the Black-Scholes option pricing model, granted during the years ended April 30, 1998, 1997 and 1996 were $6.30, $2.49 and
   $2.27, respectively.    At April 30, 1998, 1997 and 1996, 19,000 shares of
   Treasury Stock, were reserved for issuance to employees under a stock participation plan.

   9.  Interest Costs

       During the years ended April 30, 1998, 1997 and 1996, interest costs, including interest expense on non-funded retirement plans, amounting to $5,319,000, $4,383,000 and $5,231,000, respectively, were expensed as incurred. For the same periods, interest payments were $3,067,000, $2,480,000 and $2,951,000, respectively.



   10. Leases

       At April 30, 1998, the Company and its subsidiaries had a number of noncancellable leases for various office and warehouse facilities.
   The majority of these agreements expire at various times through 2001, and substantially all include renewal provisions. The amount of other obligations assumed, such as payment of property taxes and maintenance, is nominal. Total rent expense for 1998, 1997 and 1996 (including operating leases on data processing equipment, trucks and trailers, and office equipment) was approximately $11,275,000, $11,393,000 and $11,798,000, respectively. The minimum aggregate rentals under the terms of noncancellable operating leases for future years are:

              1999            $8,288,000
              2000             5,409,000
              2001             4,081,000
              2002             2,643,000
              Thereafter       5,660,000



   11. Contingent Liabilities

       The Company and its subsidiaries are engaged in a variety of legal proceedings arising in the ordinary course of business, including some concerning environmental matters. In the opinion of Management, the ultimate liabilities resulting from these proceedings will not have a material adverse effect on the Company's financial position or operating results.

       Gains or losses resulting from contracts hedging net foreign currency positions have been included in the foreign currency translation adjustment component of stockholders' equity. Gains and losses from all other contracts are included in the Consolidated Statements of Income. There were no such contracts at April 30, 1998 or 1997. In addition, at April 30, 1998 and 1997, the Company had standby letters of credit outstanding totaling $5,078,000 and $5,878,000, respectively, which guarantee payment to certain insurance carriers.

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

       The following is a summary of available-for-sale marketable securities as of April 30 (in thousands of dollars):

                                   Government
                                 Bonds, Treasury    Certificates
                                 Notes and Bills     of Deposit      Total
                                 ---------------     ----------     -------

   1998
   ----
   Cost                              $101,236           $220       $101,456
   Gross Unrealized Losses                (89)             -            (89)
   Gross Unrealized Gains                 259              -            259
                                     --------           ----       --------
   Estimated Fair Value              $101,406           $220       $101,626
                                     ========           ====       ========

   1997
   ----
   Cost                              $ 69,334           $304       $ 69,638
   Gross Unrealized Losses               (233)             -           (233)
   Gross Unrealized Gains                 295              -            295
                                     --------           ----       --------
   Estimated Fair Value              $ 69,396           $304       $ 69,700
                                     ========           ====       ========

       The contractual maturities of the marketable securities at estimated fair value as of April 30, 1998 are as follows:

                 1999      $64,422,000
                 2000       31,961,000
                 2001        5,243,000



   14. Segment and Geographic Area Information

       The Company's operations are predominantly within one business segment, which includes specialty chemicals, fasteners, welding supplies, and plumbing and electronic parts. Substantially all of these products are sold for repair, maintenance or industrial supply use.

       Financial information by geographic area, in thousands of dollars, follows for the years ended April 30:

                                                             Latin
                           United               Pacific &   America    Consoli-
                           States     Europe     Far East   & Canada    dated
                           -------   --------   ---------   --------   --------

   1998
   ----
   Net Sales              $457,220   $245,669     $30,738    $50,468   $784,095
   Net Income (Loss)        27,299     10,880      (2,730)       246     35,695
   Identifiable Assets     262,426    116,953      12,691     21,424    413,494
   Corporate Assets                                                     106,210

   1997
   ----
   Net Sales              $417,411   $266,263     $34,313    $48,774   $766,761
   Net Income               21,809     11,686          86      1,094     34,675
   Identifiable Assets     267,639    114,486      17,476     23,325    422,926
   Corporate Assets                                                      74,665

   1996
   ----
   Net Sales              $412,027   $275,353     $35,727    $49,727   $772,834
   Net Income               20,341     15,247         247        472     36,307
   Identifiable Assets     256,625    126,041      17,789     21,094    421,549
   Corporate Assets                                                      92,855



       Intercompany sales and profits have been eliminated from the above schedule. Corporate expenses were allocated between the geographic areas. Identifiable assets are those identified with the operations in each geographic area. Corporate assets consist primarily of portions of cash and cash equivalents and marketable securities.

   15.  Earnings Per Share

       The following is a reconciliation of basic earnings per share to diluted earnings per share for the years ended April 30, 1998, 1997, and 1996 (shares in thousands):

                                              1998      1997      1996
                                             ------    ------    ------
   Basic earnings per share                   $4.98     $4.73     $4.51
                                             ======    ======    ======
   Average shares outstanding - basic         7,163     7,326     8,052
                                             ======    ======    ======
   Potential shares exercisable under
     stock option plan                          228       184       134
   Less:  shares potentially repurchased
     under treasury stock method               (205)     (177)     (129)
                                             ------    ------    ------
   Adjusted average shares
     outstanding - diluted                    7,186     7,333     8,057
                                             ======    ======    ======
   Diluted earnings per share                 $4.97     $4.73     $4.51
                                             ======    ======    ======

       Stock options are the Company's only potential dilutive securities and are considered in the diluted earnings per share calculations if they would not have been antidilutive for those periods. For the year ended April 30, 1998, all options were included as their effect was dilutive for those periods. However, for the years ended April 30, 1997, and 1996, options totaling 103,000 and 147,000 were excluded as their effect would have been antidilutive.



   16. Subsequent Events

       On May 26, 1998, the Board of Directors authorized the repurchase of an aggregate of 1,266,176 shares of NCH Corporation Common Stock from the Milton P. Levy, Jr. family. These shares were acquired on May 26, 1998 at $60.89 per share. The closing trading price of NCH Common Stock on that date was $65.44 per share. In addition, the Company purchased an additional 284,839 shares on the open market. In these two transactions, the Company repurchased 1,551,015 shares of NCH Common Stock for an aggregate price of $93.8 million.

   INDEPENDENT AUDITORS' REPORT


   The Stockholders and Board of Directors
   NCH Corporation:


   We have audited the accompanying consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NCH Corporation and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1998, in conformity with generally accepted accounting principles.


                                                /S/ KPMG Peat Marwick LLP

   Dallas, Texas
   May 26, 1998

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



   /s/  Irvin L. Levy            /s/  Tom Hetzer
   ------------------            ---------------
   Irvin L. Levy                 Tom Hetzer
   Chief Executive Officer       Chief Financial Officer

   Selected Unaudited Quarterly Data
   (In Thousands Except Per Share Data)

   Years Ended April 30,

                                                Quarter
                            -----------------------------------------------
                             First        Second       Third        Fourth
                            --------     --------     --------     --------
   1998
   ----
   Net Sales                $197,996     $193,621     $195,659     $196,819
   Operating Income           12,800       15,438       11,277       12,232
   Net Income                  7,207        8,586        6,263       13,639
   Earnings Per Share
     Basic                     $1.01        $1.20        $ .87        $1.91
     Diluted                   $1.00        $1.19        $ .87        $1.90

   1997
   ----
   Net Sales                $192,536     $192,585     $193,291     $188,349
   Operating Income           11,654       17,234       13,322       14,041
   Net Income                  6,666       12,042        7,738        8,229
   Earnings Per Share
     Basic                     $ .88        $1.64        $1.07        $1.14
     Diluted                   $ .88        $1.64        $1.07        $1.14




       Basic earnings per share for each period is calculated based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options.



   Market and Dividend Information

       NCH Corporation stock is traded on the New York Stock Exchange. The high and low prices by quarter are shown for the past two years in the schedule below.

       Cash dividends paid during the fiscal year ended April 30, 1998, amounted to $9.3 million compared to $16.0 million and $17.7 million in fiscal years 1997 and 1996, respectively. On April 8, 1998, a dividend of $.35 per share was declared, payable June 15, 1998. A summary of the quarterly dividends per share for the past two years is set forth in the schedule below.

                   Common Stock Prices                 Dividends Per Share
            ---------------------------------    -----------------------------
                 1998              1997            Declared          Paid
            --------------    ---------------    -------------   -------------
   Quarter   High     Low      High     Low      1998    1997    1998    1997
   -------  ------   ------   ------   ------    -----   -----   -----   -----

   First     65 3/4  61 5/16  65       53 3/4    $ .30   $ .30   $ .30   $ .30
   Second    73      63 3/16  57 1/4   53 5/8    $ .35   $1.30   $ .30   $ .30
   Third     70 1/4  61       60 1/2   55        $ .35   $ .30   $ .35   $1.30
   Fourth    72 1/4  58 15/16 63 3/4   57 5/8    $ .35   $ .30   $ .35   $ .30

       As of June 1, 1998, there were 548 holders of record of the Company's Common Stock, which includes several brokerage firms that hold shares of the Company's stock for an estimated 2,000 investors.

                          NCH CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 21
                           SUBSIDIARIES OF THE REGISTRANT



       NCH Corporation is the parent company of numerous wholly-owned subsidiaries engaged in the business of marketing an extensive line of maintenance, repair and supply products. At the close of the last fiscal year, fourteen of these subsidiaries were operating domestically and 135 in foreign countries. The Company is also the parent of several wholly-owned subsidiaries that market various other products. All such subsidiaries considered in the aggregate as a single subsidiary would not constitute a significant subsidiary of NCH Corporation, and therefore are not listed here.

       As of the close of the last fiscal year, the following corporation was not wholly-owned by NCH Corporation:


                            Immediate Parent and        Jurisdiction
   Name of Subsidiary      Percentage of Ownership    of Incorporation
   ------------------      -----------------------    ----------------

   NCH Hua Yang Ltd.       51% NCH Corporation         People's Republic
                                                       of China

                          NCH CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 23
                           INDEPENDENT AUDITORS' CONSENT

   The Board of Directors
   NCH Corporation:

   We consent to incorporation by reference in the registration statement
   (No. 33-65206) on Form S-8 of NCH Corporation of our report dated May
   26, 1998, relating to the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended April 30, 1998, which report appears in or is incorporated by reference in the April 30, 1998 annual report on Form 10-K of NCH Corporation.

                                             /s/  KPMG Peat Marwick LLP


   Dallas, Texas
   July 22, 1998

                        NCH CORPORATION AND SUBSIDIARIES
                                 EXHIBIT 99
                          DEFINITIVE PROXY STATEMENT
         REGARDING THE COMPANY'S 1998 ANNUAL MEETING OF STOCKHOLDERS



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


                              NCH Corporation
   ----------------------------------------------------------------------
   (Name of Registrant as Specified in Its Charter)


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

                  NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                           To Be Held July 23, 1998


       NOTICE IS HEREBY GIVEN that the Annual Meeting of Stockholders of NCH Corporation will be held in the Gourmet Room II of the Crescent Club, 17th Floor, 200 Crescent Court (at the corner of Pearl and Cedar Springs Streets), Dallas, Texas, on Thursday, the 23rd day of July, 1998, at 10:00 a.m., Central Daylight Time, for the following purposes:

   1. To elect two Class I directors of NCH to hold office until the next annual election of Class I directors by stockholders or until their respective successors are duly elected and qualified.

   2. To ratify the appointment of KPMG Peat Marwick LLP, Certified Public Accountants, to be the independent auditors of NCH for the fiscal year ending April 30, 1999.

   3. To transact such other business as may properly come before the meeting or any adjournments of the meeting.

       The Board of Directors has fixed the close of business on Monday, June 1, 1998, as the record date for determining stockholders entitled to vote at and to receive notice of the annual meeting.

       Whether or not you expect to attend the meeting in person, you are urged to complete, sign, and date the enclosed form of proxy and return it promptly so that your shares of stock may be represented and voted at the meeting. If you are present at the meeting, your proxy will be returned to you if you so request.


                                                      Joe Cleveland,
                                                      Secretary

   Dated:  June 22, 1998

                                    [LOGO]



                        2727 Chemsearch Boulevard
                           Irving, Texas  75062

                              PROXY STATEMENT
                                    For
                     ANNUAL MEETING OF STOCKHOLDERS
                       To Be Held on July 23, 1998

                          Dated: June 22, 1998

               SOLICITATION AND REVOCABILITY OF PROXIES

       The accompanying proxy is solicited by the management of, and on behalf of, NCH Corporation, a Delaware corporation ("NCH"), to be voted at the Annual Meeting of the Stockholders of NCH, to be held Thursday, July 23, 1998 (the "Meeting"), at the time and place and for the purposes set forth in the accompanying Notice of Annual Meeting. When properly executed proxies in the accompanying form are received, the shares represented thereby will be voted at the Meeting in accordance with the directions noted on the proxies; if no direction is indicated, then such shares will be voted for the election of the directors and in favor of the proposals set forth in the Notice of Annual Meeting attached to this Proxy Statement.

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

       This Proxy Statement and the accompanying proxy are first being sent or given to NCH's stockholders on or about June 22, 1998.

       NCH will bear the cost of preparing, printing, assembling, and mailing the Notice of Annual Meeting, this Proxy Statement, the enclosed proxy, and any additional material, as well as the cost of forwarding solicitation material to the beneficial owners of stock.


                              VOTING RIGHTS

       The record date for determining stockholders entitled to notice of and to vote at the Meeting is the close of business on June 1, 1998. On that date there were 5,602,684 shares issued and outstanding of NCH's $1.00 par value common stock ("Common Stock"), which is NCH's only class of voting securities outstanding. Each share of NCH's Common Stock is entitled to one vote in the matter of election of directors and in any other matter that may be acted upon at the Meeting. Neither NCH's certificate of incorporation nor its bylaws permits cumulative voting. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of Common Stock entitled to vote at the Meeting is necessary to constitute a quorum at the Meeting, but in no event will a quorum consist of less than one-third of the shares entitled to vote at the Meeting. The affirmative vote of a plurality of the shares of Common Stock represented at the Meeting and entitled to vote is required to elect directors. All other matters to be voted on will be decided by a majority of the shares of Common Stock represented at the meeting and entitled to vote. Abstentions and broker nonvotes are each included in determining the number of shares present at the meeting for purposes of determining a quorum. Abstentions and broker nonvotes have no effect on determining plurality, except to the extent that they affect the total votes received by any particular candidate.


                           ELECTION OF DIRECTORS

       NCH's Board of Directors consists of seven members, divided into three classes: Class I (two directors), Class II (three directors), and Class III (two directors). Only the Class I positions are due for nomination and election at the Meeting. The Class II and Class III positions will be due for nomination and election at the annual meetings of stockholders to be held in 1999 and 2000, respectively.

       The intention of the persons named in the enclosed proxy, unless such proxy specifies otherwise, is to vote the shares represented by such proxy for the election of Lester A. Levy and Rawles Fulgham as the Class I directors. Messrs. Lester A. Levy and Rawles Fulgham have been nominated to stand for re-election by the Board of Directors until their terms expire or until their respective successors are duly elected and qualified.
  Messrs. Lester A. Levy and Rawles Fulgham are presently directors of NCH. Messrs. Irvin, Lester, and Milton Levy are brothers. Robert L. Blumenthal is a first cousin of Messrs. Irvin, Lester, and Milton Levy. Certain information regarding each nominee and director is set forth below. The number of shares beneficially owned by each nominee is listed under "Security Ownership of Principal Stockholders and Management."

                     Class I Directors and Nominees

       Rawles Fulgham, 70, has been a director of NCH since 1981. Mr. Fulgham was an executive director of Merrill Lynch Private Capital Inc. from 1982 until 1989, when he assumed his current position as a Senior Advisor to Merrill Lynch & Co., Inc. He is also a director of Dresser Industries, Inc., Global Industrial Technologies, Inc., BancTec, Inc., and a member of the Advisory Committee of Dorchester Hugoton, Ltd., all of which are located in Dallas, Texas. He is a member of the Audit Committee and the Compensation Committee.

       Lester A. Levy, 75, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Board of Directors of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

       If either of the above nominees for Class I directors should become unavailable to serve as a director, then the shares represented by proxy will be voted for such substitute nominees as may be nominated by the Board of Directors. NCH has no reason to believe that either of the above nominees are, or will be, unavailable to serve as a director.


                              Class II Directors

       Robert L. Blumenthal, 67, has engaged in the practice of law since 1957. He is a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., which serves as NCH's legal counsel.

       Thomas B. Walker, Jr., 74, has been a director of NCH since 1987. He was a general partner of Goldman, Sachs & Co. from 1968 until 1984 when he assumed his current position as a limited partner of The Goldman Sachs Group, L.P. Mr. Walker is also a director of Sysco Corporation, A. H. Belo Corporation, and Riviana Foods, Inc. He is a member of the Audit Committee and the Compensation Committee.

       Milton P. Levy, Jr., 72, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Executive Committee of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

                              Class III Directors

       Jerrold M. Trim, 61, has been a director of NCH since 1980 and is the president and majority shareholder of Windsor Association, Inc., which is engaged primarily in investment consulting services. He is also a general partner of Chiddingstone Management Company and The Penshurst Fund, which are limited partnerships that invest in marketable securities. He is a member of the Audit Committee and the Compensation Committee.

       Irvin L. Levy, 69, has been a director and an officer of NCH since 1950, and has served as NCH's President since 1965. He is either president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

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

       Although no formula or preset goal is used in setting the base salary for the Office of the Executive Committee, performance in sales and earnings as well as the current economic and competitive environment is considered. To maintain a competitive level of compensation, the Compensation Committee increased the base salary for the Office of the Executive Committee effective May 1, 1998 for fiscal 1999.

       NCH has adopted a separate strategy with respect to the incentive compensation of the Office of the Executive Committee. Since these individuals are very significant long-term stockholders of NCH, some of the typical approaches to executive compensation that exist in the marketplace are not necessarily relevant at NCH. Long-term incentive programs are implemented for senior executives to create a link between the corporation's performance and the executive's own personal wealth. In light of the shareholding of Messrs. Irvin and Lester Levy, they are already significantly impacted financially by NCH's overall performance. The Compensation Committee generally feels that in this situation any long-term incentive program should be tied to salary or bonus.

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

       The Bonus Plan provides a formula for determining the amounts of annual bonuses to be paid to each member of the Executive Committee. Bonus amounts will depend on the amount by which NCH's net income after taxes, but before accrual for any bonus under the Bonus Plan, for a particular fiscal year increases over its net income before accrual for any bonus for the preceding fiscal year. An amendment to the original formula for determining the amounts of annual bonuses was adopted by the Compensation Committee on June 7, 1996, which was approved by the stockholders at the 1996 Annual Meeting, because the formula could have resulted in a member receiving over $1 million in annual compensation, which amount in excess of $1 million would not have been deductible by NCH under Section 162(m) of the Code. As amended, the formula provides as follows. Increases from 10% to less than 15% will result in payment of a $225,000 bonus to each member of the Executive Committee. Increases of 15% or greater will result in payment of a $325,000 bonus to each Executive Committee member. For fiscal 1998, no bonus was payable because NCH's net income did not increase by 10% or more over its net income for fiscal 1997.

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

  Executive Compensation

       The following table summarizes the compensation paid to Messrs. Irvin, Lester, and Milton Levy, who together hold the office of the Executive Committee, and to NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1998) for services rendered in all capacities to NCH during the fiscal years ended April 30, 1998, 1997, and 1996.

                        SUMMARY COMPENSATION TABLE


  Name and                      Annual Compensation(1)
  Principal         Fiscal      ----------------------            All Other
  Positions         Year        Salary(2)       Bonus          Compensation (3)
  --------------    -----       ---------      -------         ----------------

  Irvin L. Levy,
  President             1998     $889,420      $     -             $4,000
                        1997      862,282            -              3,700
                        1996      859,228            -              3,700

  Lester A. Levy,
  Chairman
  of the Board          1998      894,087            -              3,200
                        1997      866,263            -              3,000
                        1996      863,430            -              3,000


  Milton P. Levy, Jr.,
  Chairman of the
  Executive Committee   1998      896,074            -              3,200
                        1997      867,598            -              3,000
                        1996      865,281            -              3,700


  Thomas F. Hetzer,
  Vice President
  - Finance             1998      221,331       28,000              4,000
                        1997      205,883            -              3,700
                        1996      192,204            -              3,700

  Glen L. Scivally,
  Vice  President
  and Treasurer         1998      195,846       27,000              4,000
                        1997      182,357            -              3,700
                        1996      175,114            -              3,700

  ------------------

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

  Retirement Agreements

       NCH has entered into retirement agreements allowing retirement at any time after age 59-1/2 with Messrs. Irvin, Lester, and Milton Levy that provide for lifetime monthly payments and guarantee 120 monthly payments beginning at death, retirement, or disability. In fiscal year 1997, payments under these agreements were increased from $385,000 to $500,000 per year for Messrs. Irvin L. Levy and Lester A. Levy and decreased from $535,000 to $500,000 per year for Mr. Milton P. Levy, Jr., subject to adjustment each year for increases in the United States Consumer Price Index for the preceding year.

                            CERTAIN TRANSACTIONS

       On May 26, 1998, the Board of Directors authorized the repurchase of an aggregate of 1,266,176 shares of NCH Common Stock from Milton P. Levy, Jr., certain members of his family, including his children, their spouses and his grandchildren, and trusts for the benefit of his family members. The repurchases were consummated effective as of May 26, 1998 at a price of $60.89 per share. The total received by Milton P. Levy, Jr. was $61,789,162 for 1,014,767 shares; by Marjorie K. Levy (Mr. Levy's wife) was $2,097,539 for 34,448 shares; and by Mr. Levy's three daughters (Nancy Levy Szor, Sally Levy Rosen, and Kathy Levy Hornbach), their spouses and Mr. Levy's grandchildren or trusts for their benefit $13,210,755 for 216,961 shares. The closing trading price of NCH Common Stock on May 26, 1998 was $65.44.

  FIVE YEAR COMPARISON OF CUMULATIVE TOTAL RETURN

       The following graph presents NCH's cumulative stockholder return during the period beginning April 30, 1993, and ending April 30, 1998. NCH is compared to the S&P 500 and a peer group consisting of companies that collectively represent lines of business in which NCH competes. The companies included in the peer group index are Betz Laboratories, Inc., The Dexter Corporation, Ecolab Inc., Lawson Products, Inc., Nalco Chemical Company, National Service Industries, Inc., Petrolite Corporation (Petrolite), Premier Industrial Corporation (Premier), Quaker Chemical Corporation, Safety-Kleen Corp., and Snap-On Tools Corporation. During fiscal year 1997, Premier was acquired by another corporation. As a result, Premier's shareholder return is no longer available, and therefore, Premier was excluded from the peer group for performance after 1996. During fiscal year 1998, Petrolite was acquired by another corporation. Therefore, Petrolite's shareholder return is also no longer available, and Petrolite was excluded from the peer group for performance after 1997. Each index assumes $100 invested at the close of trading on April 30, 1993, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.


  [STOCK PERFORMANCE GRAPH FILED UNDER COVER OF FORM S-E]



                          1993    1994    1995    1996    1997    1998
                          ----    ----    ----    ----    ----    ----
  NCH Corporation          100     101     111     104     118     121
  S&P 500 Index            100     105     124     161     202     284
  Peer Group               100     104     108     124     155     201

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

                          SECURITY OWNERSHIP OF
                PRINCIPAL STOCKHOLDERS AND MANAGEMENT

       The following table sets forth certain information regarding the beneficial ownership of NCH's Common Stock as of June 1, 1998, by: (i) persons known to management to beneficially own more than 5% of NCH's Common Stock; (ii) each director and nominee for director; (iii) the three persons holding the office of the Executive Committee and NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1998); and (iv) all directors and executive officers of NCH as a group. Except as noted below, each person included in the table has sole voting and investment power with respect to the shares that the person beneficially owns.

       Name of                   Amount & Nature
   Beneficial Owner             of Beneficial Ownership       Percent of Class
   ----------------             -----------------------       ----------------

   Robert L. Blumenthal                           2,683                      *
   Rawles Fulgham (1)                             2,000                      *
   Thomas F. Hetzer                                   0                      -
   Irvin L. Levy (2)(3)                       1,445,725                  25.8%
   Lester A. Levy (2)(4)                      1,451,684                  25.9%
   Milton P. Levy, Jr. (2)(5)                    44,000                      *
   Glen L. Scivally                                   0                      -
   Jerrold M. Trim (6)                                0                      -
   Thomas B. Walker, Jr.                         10,000                      *

   All directors and executive                2,906,005                  51.9%
   officers as a group (12 people)

   First Chicago NBD Corporation (7)            489,530                   8.7%

   ---------------------

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

  (3) Irvin L. Levy owns a life estate interest in 1,000,000 shares included in the table over which he has sole voting and investment power, and his children own a remainder interest in such 1,000,000 shares. The table includes 29,000 shares held as cotrustee with his brothers for a family trust over which he shares voting and investment power, the beneficial ownership of which Mr. Levy disclaims.

  (4) Lester A. Levy owns a life estate interest in 625,194 shares included in the table over which he has sole voting and investment power, and his children own a remainder interest in such 625,194 shares. The table includes 29,000 shares held as cotrustee with his brothers for a family trust over which he shares voting and investment power, the beneficial ownership of which Mr. Levy disclaims.

  (5) The table includes 29,000 shares held by Milton P. Levy, Jr. as cotrustee with his brothers for a family trust over which he shares voting and investment power, the beneficial ownership of which Mr. Levy disclaims. Effective May 26, 1998, NCH repurchased from Milton P. Levy, Jr. an aggregate of 1,014,767 shares of NCH Common Stock for a purchase price of $61,789,162, in addition to shares of NCH Common Stock from certain members of his family and trusts for their benefit. See discussion in "Certain Transactions" in this proxy.

  (6) Windsor Association, Inc., of which Mr. Trim is president, has a corporate policy against its employees owning any publicly traded securities.

  (7) The table sets forth First Chicago NBD Corporation's stockholding based on its latest Schedule 13G filed with the SEC dated as of January 30, 1998. First Chicago NBD Corporation reports its address as One First National Plaza, Chicago, Illinois 60670. It has sole dispositive power over 489,530 shares, shared dispositive power over 0 shares, sole voting power over 479,081 shares, and shared voting power over 0 shares.


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


                          PROPOSALS OF STOCKHOLDERS

       Stockholders of NCH who intend to present a proposal for action at the 1999 Annual Meeting of Stockholders of NCH must notify NCH's management of such intention by notice received at NCH's principal executive offices not less than 120 days in advance of June 23, 1999, for such proposal to be included in NCH's proxy statement and form of proxy relating to such meeting.

                                ANNUAL REPORT

       The Annual Report for the year ended April 30, 1998, is being mailed to stockholders with this Proxy Statement. The Annual Report is not to be regarded as proxy soliciting material. NCH will provide without charge to each stockholder to whom this Proxy Statement and the accompanying form of proxy are sent, on the written request of such person, a copy of NCH's annual report on Form 10-K for the fiscal year ended April 30, 1998, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission.
  Requests should be directed to NCH Corporation, Attention: Secretary,
  P. O. Box 152170, Irving, Texas  75015.



                                              /s/  Irvin L. Levy
                                              ------------------
                                              Irvin L. Levy,
                                              President

  Irving, Texas
  Dated:  June 22, 1998

  PROXY CARD


                              NCH CORPORATION


                 ANNUAL MEETING OF STOCKHOLDERS-JULY 23, 1998
         THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

   The undersigned, revoking all prior proxies, hereby appoints James H. Stone, Tom Hetzer, and Joe Cleveland, and any one or more of them, proxy or proxies, with full power of substitution in each, and hereby authorizes them to vote for the undersigned and in the undersigned's name, all shares of common stock of NCH Corporation (the "Company") standing in the name of the undersigned on June 1, 1998, as if the undersigned were personally present and voting at the Company's annual meeting of stockholders to be held on July 23, 1998, in Dallas, Texas, and at any adjournment thereof, upon the matters set forth on the reverse side hereof.

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

   Nominees:  Lester A. Levy and Rawles Fulgham

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

   Dated:                                             , 1998
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