Form 10-Q
period 1998-07-31
NCH CORP
filed 1998-09-14
CIK 69960

                                     FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


        For quarter ended July 31, 1998           Commission file number 1-5838
                          -------------                                  ------



                                    NCH CORPORATION
        -----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                DELAWARE                                   75-0457200
        -------------------------------             ----------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)


               P.O. Box 152170
             2727 Chemsearch Blvd.
                  Irving, TX                               75015-2170
        -------------------------------             ----------------------
        (Address of principal                              (Zip Code)
         executive offices)

        Registrant's telephone number, include area code   (972) 438-0211
                                                           --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
        90 days.  Yes  X   No
                      ---     ---


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                    Outstanding at September 3, 1998
        --------------------------           -------------------------------
        Common Stock, $1 par value                      5,604,684
        --------------------------           -------------------------------

                                  NCH CORPORATION
                                       INDEX

                                                                     Page No.
                                                                     --------
        Part I.   Financial Information:

        Consolidated Balance Sheets --
                July 31, 1998 and April 30, 1998                        3

        Consolidated Statements of Income --
                Three Months Ended
                July 31, 1998 and 1997                                  4

        Consolidated Statements of Cash Flows --
                Three Months Ended July 31, 1998 and 1997               5

        Notes to Consolidated Financial Statements                    6 - 8

        Management's Discussion and Analysis of
                Financial Condition and Results of Operations         9 - 17


        Part II.  Other Information                                     18


                        NCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (In Thousands Except Share and Per Share Data)
                                  (Unaudited)

                                                   July 31,      April 30,
                                                     1998          1998
                                                   --------      --------
        Assets
        Current Assets
          Cash and cash equivalents                $ 22,032       $ 17,139
          Marketable securities                         220        101,626
          Accounts receivable, net                  147,324        140,758
          Inventories                               110,547        108,478
          Prepaid expenses                           11,253          9,434
          Deferred income taxes                      19,932         19,099
                                                   --------       --------
        Total Current Assets                        311,308        396,534
                                                   --------       --------

        Property, Plant and Equipment               192,845        191,514
          Accumulated depreciation                  113,950        112,353
                                                   --------       --------
                                                     78,895         79,161
                                                   --------       --------
        Deferred Income Taxes                        31,239         30,848
                                                   --------       --------
        Other                                        14,345         13,161
                                                   --------       --------

                Total                              $435,787       $519,704
                                                   ========       ========


        Liabilities and Stockholders' Equity
        Current Liabilities
          Notes payable to banks                   $  4,765       $  7,178
          Current maturities of long-term debt          265            292
          Accounts payable                           50,921         49,083
          Accrued expenses                           31,119         28,019
          Income taxes payable                       23,058         20,736
          Dividends payable                           1,961          2,504
                                                   --------       --------
                Total Current Liabilities           112,089        107,812
                                                   --------       --------

        Long-Term Debt, less current maturities       1,256          1,400
                                                   --------       --------

        Retirement and Deferred
          Compensation Plans                        112,674        111,088
                                                   --------       --------

        Stockholders' Equity
          Common stock, par value
            $1 per share, authorized
            20,000,000 shares.  Issued
            11,769,304 shares                        11,769         11,769
          Additional paid-in capital                 12,500         12,289
          Retained earnings                         479,609        474,540
          Accumulated other comprehensive
            income                                  (33,697)       (33,675)
                                                   --------       --------
                                                    470,181        464,923
          Less treasury stock
            (6,166,634 and 4,615,605 shares)        260,413        165,519
                                                   --------       --------
                                                    209,768        299,404
                                                   --------       --------
                Total                              $435,787       $519,704
                                                   ========       ========

        The accompanying notes are an integral part of these financial statements.


                          NCH CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Income
                      (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                Three Months Ended July 31,
                                                ---------------------------
                                                  1998               1997
                                                --------           --------

        Net Sales                               $198,856           $197,996
                                                --------           --------
        Operating Expenses
        Cost of sales, including
         warehousing and commissions             110,384            105,887
        Marketing and administrative
         expenses                                 76,427             79,309
                                                --------           --------
                                                 186,811            185,196
                                                --------           --------

        Operating Income                          12,045             12,800

        Other (Expenses) Income
        Revaluation of foreign
         currencies                                 (411)              (533)
        Net interest                                (121)              (163)
                                                --------           --------
        Income before Income Taxes                11,513             12,104

        Provision for Income Taxes                 5,027              4,897
                                                --------           --------

        Net Income                              $  6,486           $  7,207
                                                ========           ========

        Weighted Average Number of
          Shares Outstanding
           Basic                                   6,062              7,164
                                                ========           ========

           Diluted                                 6,082              7,185
                                                ========           ========

        Earnings Per Share
           Basic                                $   1.07           $   1.01
                                                ========           ========

           Diluted                              $   1.07           $   1.00
                                                ========           ========

        Cash Dividend Paid Per Share            $    .35           $    .30
                                                ========           ========

        Cash Dividend Declared Not Paid         $    .35           $    .30
                                                ========           ========


        The accompanying notes are an integral part of these financial statements.


                          NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)
                                                          Three Months Ended
                                                                July 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------

        Cash Flows from Operating Activities
          Net Income                                      $  6,486   $  7,207
        Adjustments to reconcile net income to
            net cash provided by operating
            activities:
          Depreciation and amortization                      3,463      3,864
          Provision for losses on accounts
            receivable                                       1,420      1,533
          Deferred income taxes                             (1,349)       809
          Retirement and deferred compensation
            plans                                            1,447       (236)
          Other noncash items                                 (177)        97
          Change in assets and liabilities,
           excluding net assets acquired in the
           purchase of business:
             Accounts receivable                            (6,743)    (5,106)
             Inventories                                    (1,869)    (7,223)
             Prepaid expenses                               (1,780)    (2,482)
             Accounts payable, accrued expenses
               and income taxes payable                      6,258      6,809
             Other noncurrent assets                           (34)      (140)
                                                          --------   --------

          Net cash provided by operating
           activities                                        7,122      5,132
                                                          --------   --------


        Cash Flows from Investing Activities
          Sales of property, plant and equipment               118        332
          Purchases of property, plant and
           equipment                                        (3,465)    (4,766)
          Redemptions of marketable securities             101,236      9,767
          Purchases of marketable securities                     -     (3,918)
          Acquisition of business                           (1,843)    (2,944)
          Other                                             (1,005)    (1,012)
                                                          --------   --------

          Net cash (used) provided in
           investing activities                             95,041     (2,541)
                                                          --------   --------

        Cash Flows from Financing Activities
          Proceeds from notes payable                          616         87
          Payments of notes payable                         (3,183)      (495)
          Additional long-term debt                              -         34
          Payments of long-term debt                          (170)       (16)
          Borrowing of cash surrender values                 2,023      2,060
          Payments of dividends                             (1,960)    (2,149)
          Purchases of treasury stock                      (95,185)    (1,075)
          Proceeds from exercise of stock options              402        933
                                                          --------   --------

          Net cash used in financing activities            (97,457)      (621)
                                                          --------   --------

        Effect of Exchange Rate Changes on Cash
          and Cash Equivalents                                 187       (835)
                                                          --------   --------

        Net Increase in Cash and Cash Equivalents            4,893      1,135
                                                          --------   --------
        Cash and Cash Equivalents at Beginning of
         Year                                               17,139     21,273
                                                          --------   --------

        Cash and Cash Equivalents at End of Period        $ 22,032   $ 22,408
                                                          ========   ========


        The accompanying notes are an integral part of these financial statements.


                             NCH CORPORATION AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements


        1.  Basis of Presentation
            ---------------------

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of July 31, 1998, and April 30, 1998, the results of its operations for the three months ended July 31, 1998 and 1997, and cash flows for the three months then ended.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 NCH Corporation Report to the Shareholders, which is included in Part II of Form 10-K.

        The results of operations for the three month period ended July 31, 1998, are not necessarily indicative of the results to be expected for the full year.


        2.  Inventories
            -----------

        Inventories consisted of the following (in thousands of dollars):

                                               July 31,          April 30,
                                                 1998              1998
                                               --------          --------

                Raw Materials                  $ 13,810          $ 13,904
                Finished Goods                   94,966            92,795
                Sales Supplies                    1,771             1,779
                                               --------          --------
                                               $110,547          $108,478
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

        Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only common stock equivalents and are considered in the diluted earnings per share calculations if they would not have been antidilutive for those periods. For the three month period ended July 31, 1998, all options were included as their effect was dilutive for that period. However, for the three month period ended July 31, 1997, options totaling 43,283 were excluded as their effect would have been antidilutive.


        4.  Comprehensive Income
            --------------------

        As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 established new rules for the reporting and display of comprehensive income and its components.
        SFAS 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

        The components of comprehensive income, net of related tax, for the three-month periods ended July 31, 1998 and 1997 are as follows
        (in thousands):

                                                         Three Months Ended
                                                               July 31,
                                                         ------------------
                                                          1998       1997
                                                         -------    -------
                Net income                               $ 6,486    $ 7,207
                Unrealized gain on available-
                   for-sale securities:
                   Gain arising during period                  -        170
                   Reclassification adjustment              (111)         -
                Foreign currency translation
                   adjustment                                 89     (1,039)
                                                         -------    -------
                Comprehensive income                     $ 6,464    $ 6,338
                                                         =======    =======

        The components of accumulated other comprehensive income, net of related tax, at July 31, 1998 and April 30, 1998 are as follows (in thousands):

                                                July 31,      April 30,
                                                  1998          1998
                                                --------      --------
        Unrealized gain on available-
           for-sale securities                  $      -      $    111
        Foreign currency translation
           adjustment                            (33,697)      (33,786)
                                                --------      --------
        Comprehensive income                    $(33,697)     $(33,675)
                                                ========      ========


        5.  Supplemental Cash Flow Information
            ----------------------------------

        Cash payments for interest for the three months ended July 31, 1998 and 1997, were approximately $121,000 and $418,000, respectively. Cash payments for income taxes were approximately $3,989,000 and $3,289,000 for the same periods, respectively.

                        NCH CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                Financial Condition and Results of Operations



        Liquidity and Capital Resources
        -------------------------------

          In the three months ended July 31, 1998, working capital decreased to $199.2 million from $288.7 million at April 30, 1998, and the current ratio was 2.8 to 1 at July 31, 1998, compared to 3.7 to 1 at April 30, 1998. The total of cash, cash equivalents and marketable securities decreased by $96.5 million in the first three months to $22.3 million at July 31, 1998, as shown on the Consolidated Balance Sheets. Net cash flows from operations totaled $7.1 million. Additional cash was provided by redemptions of marketable securities of $101.2 million, and the borrowing of cash surrender values of company-owned life insurance policies on key employees of $2.0 million. Principal uses of cash consisted of treasury stock purchases of $95.2 million, net capital expenditures of $3.3 million, net payment of notes payable and long-term debt of $2.7 million, and payment of dividends of $2.0 million. During the first quarter, the Company purchased the assets of two small businesses for $1.8 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

          The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both current assets and liabilities of the Company's international subsidiaries increased as a result of the change in the Company's composite spot rate at May 31, 1998, compared to February 28, 1998. This is reflected by the foreign currency translation component of accumulated other comprehensive income, which decreased slightly from April 30, 1998 to July 31, 1998.

          Accounts receivable increased by $6.6 million and inventories increased by $2.1 million in the three months ended July 31, 1998, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first three months was to increase the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable increasing by $5.3 million and inventories increasing by $1.9 million during the quarter. The increase in inventory occurred primarily in the Company's international operations, due to the 5% increase in sales in the current quarter over the previous quarter. The increase in accounts receivable resulted from the purchase of a small business in the fourth quarter of the previous fiscal year and due to an increase in sales from the previous quarter in the international subsidiaries.

          Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $6.3 million when measured exclusive of the effect of exchange rate changes, but increased by $7.3 million as reported on the Consolidated Balance Sheets. Accounts payable and accrued expenses increased as a result of normal business activity associated with timing of payments and due to higher inventory levels. The increase in income taxes payable was primarily due to normal timing differences in the amounts of tax payments in the Company's domestic and European operations in the current quarter compared to the preceding quarter.

          Net expenditures for property, plant and equipment amounted to $3.3 million for the three months ended July 31, 1998, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment. As these amounts are translated at historical exchange rates, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to decrease those reported values.

          Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased, exclusive of the effect of exchange rate changes, by $2.7 million during the three months ended July 31, 1998. The decrease was due primarily to the maturation and repayment of short-term loans in the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, and shows a decrease of $2.6 million.

          A regular quarterly dividend of $.35 per share, declared by the directors of the Company on April 8, 1998, was paid on June 15, 1998, amounting to $2.0 million. The directors of the Company declared a regular quarterly dividend of $.35 per share on July 23, 1998, payable September 15, 1998, to shareholders of record September 1, 1998.

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

        Subsequent Event
        ----------------

          In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks which expires in August 2001, and is available for acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly, at the Company's option of the Eurodollar rate plus 0.6%, or the lower of the federal funds rate plus 0.5% or the bank's prime rate. The credit facility is governed by certain financial covenants, including minimum tangible net worth and a maximum leverage ratio.


        Operating Results
        -----------------

        First Quarter Comparison - Prior Year
        -------------------------------------

          Net sales for the first quarter increased to $198.9 million in the current year as compared with $198.0 million reported in the same quarter of the last fiscal year. Domestically, net sales in the first quarter of the current year increased 3% over the first quarter of the prior year as previously reported. Domestic net sales increased 12% over the first quarter of the prior year after excluding the results of two subsidiaries sold during the prior fiscal year. International net sales decreased 2% as reported in U.S. dollars and were negatively affected by changes in currency translation rates. International net sales, when measured on a local currency basis, increased approximately 3% as compared to the first quarter of the prior year.

          Operating expenses as a percent of net sales increased in the current quarter to 93.9% of net sales compared to 93.5% in the first quarter last year. The increase as a percent of sales is due to higher product costs, partially offset by decreased marketing and administrative costs in both the domestic operations and international subsidiaries. As a result, operating income before other expenses and income taxes for the quarter ended July 31, 1998, was 6.1% of net sales compared to 6.5% of net sales for the quarter ended July 31, 1997. Operating income before other expenses and income taxes would have been 6.3% in the prior year, excluding the results of the two subsidiaries sold in the prior fiscal year.

          In the quarter ended July 31, 1998, net interest expense was $.1 million compared to $.2 million in the same quarter of the prior year. Revaluation of foreign currencies was a loss of $.4 million in the first quarter of the current year compared to a loss of $.5 million in the same period of the prior year.

          Provision for income taxes was 43.7% of pre-tax income in the first quarter of the current year compared to 40.5% of pre-tax income in the prior year. This increase is due to the reduction of marketable securities during the quarter, which reduced the amount of tax-exempt interest income, and is also due to variations in individual country income levels and tax rates in the international subsidiaries. Net income for the quarter ended July 31, 1998, was 3.3% of net sales compared to 3.6% of net sales in the quarter ended July 31, 1997.

        First Quarter Comparison - Preceding Quarter
        --------------------------------------------

          Net sales of $198.9 million for the first quarter of fiscal 1999 were 1% higher than the $196.8 million net sales reported in the fourth quarter of fiscal 1998. International net sales were 5% higher when measured in U.S. dollars and 2% higher when measured on a local currency basis, as a result of normal quarter-to-quarter sales fluctuations. Domestic net sales were 2% lower than the fourth quarter of the prior year as previously reported. Domestic net sales increased 5% over the fourth quarter of the prior year after excluding the results of two subsidiaries sold during the fourth quarter of the prior fiscal year.

          Operating expenses as a percent of net sales were 93.9% in the current quarter compared to 93.8% in the fourth quarter of the last fiscal year. Operating expenses decreased as a percent of sales due to lower product costs and lower administrative costs in the Company's international subsidiaries, and lower marketing costs in both the domestic operations and international subsidiaries. As a result, operating income before other expenses and income taxes for the quarter ended July 31, 1998, was 6.1% of net sales compared to 6.2% of net sales for the quarter ended April 30, 1998. Operating income before other expenses and income taxes would have been 5.8% in the quarter ended April 30, 1998, excluding the results of the two subsidiaries sold during the quarter ended April 30, 1998.

          Net interest expense in the three months ended July 31, 1998, amounted to $.1 million compared to net interest expense of $.0 million in the three months ended April 30, 1998. The revaluation of foreign currencies resulted in a loss of $.4 million in the first quarter of the current year compared to a loss of $.7 million in the fourth quarter of the prior year.

          During the fourth quarter of the prior year, the Company sold two subsidiaries, resulting in a gain of $11.0 million before taxes
        ($7.1 million after taxes). Sales for these two subsidiaries were less than 5% of the Company's consolidated annual sales, and therefore this transaction has not had a material impact on the Company's current operations.

          Provision for income taxes in the quarter ended July 31, 1998, amounted to 43.7% of pre-tax income compared to 39.4% of pre-tax income in the quarter ended April 30, 1998. This increase is due to the reduction of marketable securities during the current quarter, which reduced the amount of tax-exempt interest income, and is also due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended July 31, 1998, was 3.3% of net sales compared to 6.9% of net sales in the quarter ended April 30, 1998.

                        PART II.  OTHER INFORMATION




        Item 6.  Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K -- The Company filed Form 8-K on June 3, 1998 announcing that its board of directors authorized the repurchase of an aggregate of 1,266,176 shares of NCH Common Stock from Milton P. Levy, Jr., certain members of his family, including his children, their spouses and his grandchildren, and trusts for the benefit of his family members.




                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              NCH Corporation
                                              ---------------
                                              (Registrant)




        Date  September 14, 1998              /s/ Tom Hetzer
              ------------------              --------------
                                              Tom Hetzer
                                              Vice President - Finance
                                              (Principal Accounting Officer)