Form 10-Q
period 1998-10-31
NCH CORP
filed 1998-12-09
CIK 69960

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


        For quarter ended October 31, 1998        Commission file number 1-5838
                          ----------------                               ------


                                   NCH CORPORATION
        -----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                  DELAWARE                                     75-0457200
        -------------------------------                 -----------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)


               P.O. Box 152170
             2727 Chemsearch Blvd.
                  Irving, TX                                   75015-2170
        -------------------------------                 -----------------------
        (Address of principal                             (Zip Code)
         executive offices)

        Registrant's telephone number, include area code      (972) 438-0211
                                                              --------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
        (2) has been subject to such filing requirements for the past 90
        days.  Yes  X    No
                   ---     ---


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at December 7, 1998
        --------------------------           -------------------------------
        Common Stock, $1 par value                      5,604,689
        --------------------------           -------------------------------

                                     NCH CORPORATION
                                          INDEX

                                                                      Page No.
                                                                      --------

        Part I.         Financial Information:

        Consolidated Balance Sheets --
                October 31, 1998 and April 30, 1998                      3

        Consolidated Statements of Income --
                Three Months and Six Months Ended
                October 31, 1998 and 1997                                4

        Consolidated Statements of Cash Flows --
                Six Months Ended October 31, 1998 and 1997               5

        Notes to Consolidated Financial Statements                  6 -  8

        Management's Discussion and Analysis of
                Financial Condition and Results of Operations       9 - 22


        Part II.        Other Information                               23




                        NCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In Thousands Except Share and Per Share Data)
                                 (Unaudited)

                                                 October 31,     April 30,
                                                    1998           1998
                                                 --------        --------
        Assets
        Current Assets
          Cash and cash equivalents              $ 20,875        $ 17,139
          Marketable securities                     5,171         101,626
          Accounts receivable, net                138,630         140,758
          Inventories                             111,442         108,478
          Prepaid expenses                         10,750           9,434
          Deferred income taxes                    20,233          19,099
                                                 --------        --------
        Total Current Assets                      307,101         396,534
                                                 --------        --------

        Property, Plant and Equipment             193,313         191,514
          Accumulated depreciation                115,110         112,353
                                                 --------        --------
                                                   78,203          79,161
                                                 --------        --------
        Deferred Income Taxes                      31,723          30,848
                                                 --------        --------
        Other                                      14,582          13,161
                                                 --------        --------

                Total                            $431,609        $519,704
                                                 ========        ========


        Liabilities and Stockholders' Equity
        Current Liabilities
          Notes payable to banks                 $  5,093        $  7,178
          Current maturities of long-term debt        252             292
          Accounts payable                         44,425          49,083
          Accrued expenses                         31,212          28,019
          Income taxes payable                     20,887          20,736
          Dividends payable                         1,962           2,504
                                                 --------        --------
        Total Current Liabilities                 103,831         107,812
                                                 --------        --------

        Long-term Debt, less current maturities     1,218           1,400
                                                 --------        --------

        Retirement and Deferred
          Compensation Plans                      114,185         111,088
                                                 --------        --------

        Stockholders' Equity
          Common stock, par value
          $1 per share, authorized
          20,000,000 shares.  Issued
          11,769,304 shares                        11,769          11,769
        Additional paid-in capital                 12,670          12,289
        Retained earnings                         483,959         474,540
        Accumulated other comprehensive income    (35,644)        (33,675)
                                                 --------        --------
                                                  472,754         464,923
        Less treasury stock
          (6,164,620 and 4,615,605 shares)        260,379         165,519
                                                 --------        --------
                                                  212,375         299,404
                                                 --------        --------

                Total                            $431,609        $519,704
                                                 ========        ========

        The accompanying notes are an integral part of these financial statements.


                                NCH CORPORATION AND SUBSIDIARIES
                               Consolidated Statements of Income
                            (In Thousands Except Per Share Amounts)
                                         (Unaudited)


                                      Three Months Ended       Six Months Ended
                                          October 31,             October 31,
                                      ------------------     ------------------
                                        1998      1997         1998      1997
                                      --------  --------     --------  --------

        Net Sales                     $191,152  $193,621     $390,008  $391,617
                                      --------  --------     --------  --------

        Operating Expenses
        Cost of sales, including
         warehousing and
         commissions                   106,468   105,880      216,852   211,767
        Marketing and administrative
         expenses                       71,124    72,303      147,551   151,612
                                      --------  --------     --------  --------
                                       177,592   178,183      364,403   363,379
                                      --------  --------     --------  --------

        Operating Income                13,560    15,438       25,605    28,238

        Other Expenses
        Revaluation of foreign
         currencies                     (1,016)     (508)      (1,427)   (1,041)
        Net interest                      (982)     (116)      (1,103)     (279)
                                      --------  --------     --------  --------

        Income before Income Taxes      11,562    14,814       23,075    26,918

        Provision for Income Taxes       5,251     6,228       10,278    11,125
                                      --------  --------     --------  --------

        Net Income                    $  6,311  $  8,586     $ 12,797  $ 15,793
                                      ========  ========     ========  ========

        Weighted Average Number of
          Shares Outstanding
           Basic                         5,604     7,167        5,866     7,165
                                      ========  ========     ========  ========

           Diluted                       5,615     7,199        5,881     7,190
                                      ========  ========     ========  ========

        Earnings Per Share
           Basic                      $   1.13  $   1.20     $   2.18  $   2.20
                                      ========  ========     ========  ========

           Diluted                    $   1.12  $   1.19     $   2.18  $   2.20
                                      ========  ========     ========  ========

        Cash Dividend Paid Per Share  $    .35  $    .30     $    .70  $    .60
                                      ========  ========     ========  ========

        Cash Dividend Declared
          Not Paid                    $    .35  $    .35     $    .35  $    .35
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


                                NCH CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                                        (In Thousands)
                                          (Unaudited)

                                                           Six Months Ended
                                                              October 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------

        Cash Flows from Operating Activities
          Net Income                                      $ 12,797   $ 15,793
          Adjustments to reconcile net income to
              net cash provided by operating
              activities:
            Depreciation and amortization                    6,781      7,365
            Provision for losses on accounts
              receivable                                     2,732      3,180
            Deferred income taxes                           (2,001)    (3,960)
            Retirement and deferred compensation plans       3,408      1,747
            Other noncash items                                521        210
            Changes in assets and liabilities,
             excluding net assets acquired in the
             purchase of businesses:
               Accounts receivable                          (2,610)    (4,423)
               Inventories                                  (2,674)    (8,258)
               Prepaid expenses                             (1,736)    (1,685)
               Accounts payable, accrued expenses and
                 income taxes payable                         (520)     2,597
               Other noncurrent assets                        (420)      (264)
                                                          --------   --------
                Net cash provided by operating
                  activities                                16,278     12,302
                                                          --------   --------

        Cash Flows from Investing Activities
          Sales of property, plant and equipment               271        783
          Purchases of property, plant and equipment        (6,845)    (7,971)
          Redemptions of marketable securities             101,236     16,419
          Purchases of marketable securities                (4,942)   (24,028)
          Acquisitions of business                          (1,843)    (2,944)
          Other                                             (1,005)    (1,012)
                                                          --------   --------
                Net cash provided (used) in
                 investing activities                       86,872    (18,753)
                                                          --------   --------

        Cash Flows from Financing Activities
          Proceeds from notes payable                        1,165        853
          Payments of notes payable                         (3,231)    (1,536)
          Additional long term debt                              -         36
          Payments of long term debt                          (204)       (42)
          Borrowing of cash surrender values                 2,023      2,060
          Payments of dividends                             (3,920)    (4,299)
          Purchase of treasury stock                       (95,319)    (4,674)
          Proceeds from exercise of stock options              514      4,468
                                                          --------   --------

                Net cash used in financing activities      (98,972)    (3,134)
                                                          --------   --------

        Effect of Exchange Rate Changes on Cash
          and Cash Equivalents                                (442)    (1,707)
                                                          --------   --------

        Net Increase (Decrease) in Cash and
          Cash Equivalents                                   3,736    (11,292)
                                                          --------   --------

        Cash and Cash Equivalents at Beginning
          of Year                                           17,139     21,273
                                                          --------   --------

        Cash and Cash Equivalents at End of Period        $ 20,875   $  9,981
                                                          ========   ========

        The accompanying notes are an integral part of these financial statements.


                                NCH CORPORATION AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                        (Unaudited)


        1.  Basis of Presentation
            ---------------------

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of October 31, 1998, the results of its operations for the three and six months ended October 31, 1998 and 1997, and cash flows for the six months then ended.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1998 NCH Corporation Report to the Shareholders, which is included in Part II of Form 10-K.

        The results of operations for the three and six month periods ended October 31, 1998, are not necessarily indicative of the results to be expected for the full year.


        2.  Inventories
            -----------

        Inventories consisted of the following (in thousands of dollars):

                                        October 31,     April 30,
                                           1998           1998
                                         --------       --------
        Raw Materials                    $ 12,576       $ 13,904
        Finished Goods                     97,144         92,795
        Sales Supplies                      1,722          1,779
                                         --------       --------
                                         $111,442       $108,478
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

        Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only common stock equivalents and are considered in the diluted earnings per share calculations if they would not have been antidilutive for those periods. For the three month period ended October 31, 1998, options totaling 77,324 were excluded as their effect would have been antidilutive. For the six month period ended October 31, 1998, all options were included as their effect was dilutive for
        that period.   For the three and six month periods ended October 31,
        1997, options totaling 20,351 were excluded as their effect would have been antidilutive.


        4.  Comprehensive Income
            --------------------

        Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 established new standards for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities to be included in the measure of comprehensive income and segregated in stockholders' equity as accumulated other comprehensive income. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

        The components of comprehensive income, net of related tax, for the three-month and six-month periods ended October 31, 1998 and 1997 are as follows (in thousands):

                                        Three Months Ended       Six Months Ended
                                             October 31,            October 31,
                                        -------------------     -------------------
                                          1998       1997         1998       1997
                                        --------   --------     --------   --------

        Net income                      $  6,311    $ 8,586     $ 12,797   $ 15,793
        Unrealized gain (loss)
          on available-for-sale
          securities:
            Gain (loss) arising
              during period                    6        (44)           6        126
            Reclassification
              adjustment                      -           -         (111)         -
        Foreign currency translation
          adjustment                      (1,953)    (3,196)      (1,864)    (4,235)
                                        --------   --------     --------   --------

        Comprehensive income            $  4,364   $  5,346     $ 10,828   $ 11,684
                                        ========   ========     ========   ========

        The components of accumulated other comprehensive income, net of related tax, at October 31, 1998 and April 30, 1998 are as follows (in thousands):

                                                October 31,     April 30,
                                                   1998           1998
                                                --------        --------

        Unrealized gain on available-
          for-sale securities                   $      6        $    111
        Foreign currency translation
          adjustment                             (35,650)        (33,786)
                                                --------        --------

        Comprehensive income                    $(35,644)       $(33,675)
                                                ========        ========




        4.  Supplemental Cash Flow Information
            ----------------------------------

        Cash payments for interest for the six months ended October 31, 1998 and 1997, were approximately $1,790,000 and $845,000, respectively. Cash payments for income taxes were approximately $12,110,000 and $10,923,000 for the same periods, respectively.

                        NCH CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                Financial Condition and Results of Operations



        Liquidity and Capital Resources
        -------------------------------

          In the six months ended October 31, 1998, working capital decreased to $203.3 million from $288.7 million at April 30, 1998, and the current ratio was 3.0 to 1 at October 31, 1998, compared to 3.7 to 1 at April 30, 1998. The total of cash, cash equivalents and marketable securities decreased by $92.7 million in the first six months to $26.0 million at October 31, 1998, as shown on the Consolidated Balance Sheets. Net cash flows from operations totaled $16.3 million. Additional cash was provided by the net redemptions of marketable securities of $96.3 million, and the borrowing of cash surrender values of company-owned life insurance policies on key employees of $2.0 million. Principal uses of cash consisted of treasury stock purchases of $95.3 million, net capital expenditures of $6.6 million, payment of dividends of $3.9 million, and net payments of notes payable and long-term debt of $2.3 million. During the year, the Company purchased the assets of two small businesses for $1.8 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

          The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at August 31, 1998, compared to February 28, 1998. This is reflected by the foreign currency translation component of accumulated other comprehensive income, which changed from a $33.8 million reduction of stockholders' equity at April 30, 1998, to a $35.7 million reduction of equity at October 31, 1998.

          Accounts receivable decreased by $2.1 million and inventories increased by $3.0 million in the six months ended October 31, 1998, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first six months was to decrease the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable decreasing slightly for the six month period. The decrease in accounts receivable was primarily in the Company's international subsidiaries due to a 9% sales decrease in the current quarter compared to the fourth quarter of last year. The Consolidated Statements of Cash Flows shows inventories increasing by $2.7 million during the six months ended October 31, 1998, exclusive of the effect of exchange rates. The increase in inventory was primarily in the Company's domestic operation, due to the 4% increase in sales in the current quarter over the previous quarter.

          Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities decreased by $.5 million when measured exclusive of the effect of exchange rate changes, but decreased by $1.3 million as reported on the Consolidated Balance Sheets. This decrease was a result of the timing of payments associated with normal business activity.

          Net expenditures for property, plant and equipment amounted to $6.6 million for the six months ended October 31, 1998, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment. As with the other assets and liabilities, the effect of currency translation on the reported U.S. dollar values of property, plant and equipment was to decrease those reported values.

          Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased, exclusive of the effect of exchange rate changes, by $2.3 million during the six months ended October 31, 1998. The decrease was due primarily to the repayment of short-term loans in the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was slightly affected by currency translation, and shows a decrease of $2.3 million.

          The directors of the Company declared a regular quarterly dividend of $.35 per share on September 16, 1998, payable December 15, 1998, to shareholders of record December 1, 1998. Cash dividends paid during the first six months of the fiscal year amounted to $3.9 million.

          During April 1998, the Company sold two subsidiaries, resulting in a gain of $11.0 million before taxes ($7.1 million after taxes). Sales for these two subsidiaries were less than 5% of the Company's consolidated annual sales, and therefore this transaction has not had a material impact on the Company's continuing operations.

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

          In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks which expires in August 2001, and is available for acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly, at the Company's option of the Eurodollar rate plus 0.6%, or the federal funds rate plus 0.5% (which will not exceed the bank's prime rate). The credit facility is governed by certain financial covenants, including minimum tangible net worth and a maximum leverage ratio. At October 31, 1998, the Company had not borrowed any amount under this credit facility.


        Year 2000 Compliance
        --------------------

          The Company uses and relies on a wide variety of information technologies, computer systems and scientific equipment containing computer-related components. Some of the Company's older computer software programs and equipment use two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000 to refer to the twentieth century rather than to the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002"). This condition is commonly referred to as the Year 2000 Issue. If the Year 2000 Issue is not resolved, it could have a material adverse effect on the Company's business, financial condition or results of operations.

          The Company has developed a strategy to address the potential exposures related to the Year 2000 Issue on its operations for the Year 2000 and beyond. A review of key financial, informational and operational systems has been completed. Plans for implementation and testing of necessary modifications to these key computer systems and equipment to ensure that they are Year 2000 compliant have been or are in the final stages of being developed to address computer system and equipment problems as required by December 31, 1999. The Company believes that with these plans and completed modifications, the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that if these modifications are made in a timely fashion that they will prevent a material adverse effect on the Company's business, financial condition or results of operations. The financial impact of any such material adverse effect cannot be estimated at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, although such plans will be developed over the coming quarters if they are deemed necessary.

          In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include corporate partners, suppliers, vendors, financial institutions and governmental entities. There can be no assurance that the systems of other organizations on which the Company may rely will adequately address the Year 2000 Issue, or that the failure of other organizations to address the Year 2000 Issue will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company has contacted key third parties to assess their readiness to address the Year 2000 Issue.

          The total cost of systems assessments and modifications related to the Year 2000 Issue is funded through operating cash flows and has not been material to date. The Company is expensing these costs as incurred. The Company has identified resources to address the Year 2000 Issue. The financial impact of making the required systems changes cannot be known precisely at this time, but it is currently expected to be less than $2.0 million. The actual financial impact could, however, exceed this estimate.


        Euro Conversion
        ---------------

          On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Corporation's operating subsidiaries affected by the euro conversion are developing plans to address the systems and business issues affected by the euro currency conversion. These issues include, among others, the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions. The Corporation does not expect this conversion to have a material impact on its financial condition or results of operations.


        Forward-Looking Information
        ---------------------------

          Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements that are based on current expectations, estimates and assumptions regarding the worldwide economy, technological innovation, competitive activity, interest rates, pricing, and currency movements. These statements are not guarantees of future results or events, and involve certain risk and uncertainties which are difficult to predict and many of which are beyond the control of the Company. Actual results and events could differ materially from those anticipated by the forward-looking statements.

        Operating Results
        -----------------

        Second Quarter Comparison - Prior Year
        --------------------------------------

          Net sales for the second quarter of fiscal 1999 decreased 1% to $191.2 million as compared with $193.6 million reported in the same quarter of the last fiscal year. Domestically, net sales in the second quarter of the current year decreased 2% over the same period in the prior year. International net sales, measured on a local currency basis, increased 5% compared to the second quarter of the prior year, but decreased slightly when measured in U.S. dollars due to the negative effects of changes in currency translation rates.
        Net sales for the second quarter of fiscal 1999 would have increased 4% over sales reported in the same quarter of the last fiscal year, excluding the results of the two subsidiaries sold in the prior fiscal year.

          Operating expenses as a percent of net sales increased in the current quarter to 92.9% of net sales compared to 92.0% in the second quarter of the prior year. The increase is due to higher international product costs, partially offset by decreased domestic marketing costs and decreased international administrative costs. As a result, operating income before other expenses and income taxes was 7.1% of net sales for the quarter ended October 31, 1998, compared to 8.0% of net sales for the quarter ended October 31, 1997. Operating income before other expenses and income taxes would have been 7.8% in the prior year, excluding the results of the two subsidiaries sold in the prior fiscal year.

          In the quarter ended October 31, 1998, net interest expense was $1.0 million compared to $.1 million in the same quarter of the prior year. Revaluation of foreign currencies resulted in a loss of $1.0 million in the second quarter of the current year compared to a loss of $.5 million in the same period last year.

          Provision for income taxes was 45.4% of pre-tax income in the second quarter of the current year compared to 42.0% of pre-tax income in the prior year. This increase is due to the reduction of marketable securities during the current quarter, which reduced the amount of tax-exempt interest income, and is also due to a higher proportional share of domestic income in the current quarter, which is subject to higher effective tax rates than international income. Net income was 3.3% of net sales for the quarter ended October 31, 1998, compared to 4.4% of net sales in the quarter ended October 31, 1997.

        Second Quarter Comparison - Preceding Quarter
        ---------------------------------------------

          Net sales of $191.2 million for the second quarter of fiscal 1998 were 4% lower than the $198.9 million net sales reported in the first quarter. International net sales were 14% lower when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes, while domestic net sales were 4% higher than the previous quarter.

          Operating expenses were 92.9% of net sales in the current quarter compared to 93.9% in the first quarter. Operating expenses in the domestic operations were lower as a percent of net sales due to normal quarter-to-quarter sales and expense fluctuations. As a result, operating income before other expenses and income taxes was 7.1% of net sales for the quarter ended October 31, 1998, compared to 6.1% of net sales for the quarter ended July 31, 1998.

          Net interest expense amounted to $1.0 million in the three months ended October 31, 1998, compared to $.1 million in the three months ended July 31, 1998. The revaluation of foreign currencies resulted in a loss of $1.0 million in current quarter compared to a loss of $.4 million in the previous quarter.

          Provision for income taxes amounted to 45.4% of pre-tax income in the quarter ended October 31, 1998, compared to 43.7% of pre-tax income in the quarter ended July 31, 1998. This increase is due to the reduction of marketable securities during the previous quarter, which reduced the amount of tax-exempt interest income further in the current quarter. Net income was 3.3% of net sales for both the quarter ended October 31, 1998, and the quarter ended July 31, 1998.


        Six Months Comparison - Prior Year
        ----------------------------------

          Net sales for the six months ended October 31, 1998, decreased slightly to $390.0 million as compared with $391.6 million reported in the first six months of the last fiscal year. Domestically, net sales increased slightly in the six months compared to a year ago. International net sales were negatively affected by changes in currency translation rates and decreased 1% as reported in U.S. dollars. When measured on a local country currency basis, international net sales increased approximately 4%. Net sales for the six months ended October 31, 1998 would have increased 4% over sales reported in the first six months of the last fiscal year, excluding the results of the two subsidiaries sold in the prior fiscal year.

          Operating expenses as a percent of net sales increased in the six months this year to 93.4% of net sales compared to 92.8% for the six month period ended October 31, 1997. The increase is due to higher overall product costs, partially offset by decreased domestic marketing costs and decreased international administrative costs. As a result, operating income in the six months this year decreased to 6.6% of net sales from 7.2% of net sales in the six month period
        ended October 31, 1997.   Operating income before other expenses and
        income taxes would have been 7.1% in the prior year, excluding the results of the two subsidiaries sold in the prior fiscal year.

          Net interest expense was $1.1 million in the six months ended October 31, 1998, compared to $.3 million in the first six months of the prior year. Revaluation of foreign currencies resulted in a loss of $1.4 million in the first six months of the current year compared to a loss of $1.0 million in the same period of the prior year.

          Provision for income taxes was 44.5% of pre-tax income in the first six months of the current year compared to 41.3% of pre-tax income in the prior year. This increase is due to the reduction of marketable securities during the first six months of the current year, which reduced the amount of tax-exempt interest income, and is also due to a higher proportional share of domestic income in the period, which is subject to higher effective tax rates than international income. Net income was 3.3% of net sales for the six months ended October 31, 1998 compared to 4.0% of net sales for the six months ended October 31, 1997.

                                PART II.  OTHER INFORMATION




        Item 6.  Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended October 31, 1998. The Company filed Form 8-K on June 3, 1998 announcing that its board of directors authorized the repurchase of an aggregate of 1,266,176 shares of NCH Common Stock from Milton P. Levy, Jr., certain members of his family, including his children, their spouses and his grandchildren, and trusts for the benefit of his family members.




                                        SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NCH Corporation
                                           ---------------
                                           (Registrant)




        Date    December 9, 1998           /s/ Tom Hetzer
                ----------------           --------------
                                           Tom Hetzer
                                           Vice President - Finance
                                           (Principal Accounting Officer)