Form 10-Q
period 1999-01-31
NCH CORP
filed 1999-03-12
CIK 69960

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


    For quarter ended January 31, 1999          Commission file number 1-5838
                      ----------------                                 ------



                                NCH CORPORATION
    -------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


               DELAWARE                                      75-0457200
    -------------------------------                  ------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


       P.O. Box 152170
     2727 Chemsearch Blvd.
          Irving, TX                                         75015-2170
    -------------------------------                  ------------------------
    (Address of principal                                    (Zip Code)
     executive offices)

    Registrant's telephone number, include area code        (972) 438-0211
                                                            --------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
    subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                   ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at March 3, 1999
    --------------------------                 ----------------------------
    Common Stock, $1 par value                           5,454,094
    --------------------------                 ----------------------------

                                NCH CORPORATION
                                    INDEX

                                                                      Page No.
                                                                      --------

    Part I.         Financial Information:

    Consolidated Balance Sheets --
        January 31, 1999 and April 30, 1998                               3

    Consolidated Statements of Income --
        Three Months and Nine Months Ended
        January 31, 1999 and 1998                                         4

    Consolidated Statements of Cash Flows --
        Nine Months Ended January 31, 1999 and 1998                       5

    Notes to Consolidated Financial Statements                        6 - 8

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                9 - 21


    Part II.        Other Information                                    22



                           NCH CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheets
                    (In Thousands Except Share and Per Share Data)
                                    (Unaudited)

                                                        January 31,    April 30,
                                                          1999           1998
                                                        --------       --------
    Assets
    Current Assets
      Cash and cash equivalents                         $ 31,770       $ 17,139
      Marketable securities                                4,187        101,626
      Accounts receivable, net                           146,471        140,758
      Inventories                                        109,079        108,478
      Prepaid expenses                                    10,172          9,434
      Deferred income taxes                               20,499         19,099
                                                        --------       --------
    Total Current Assets                                 322,178        396,534
                                                        --------       --------

    Property, Plant and Equipment                        197,659        191,514
      Accumulated depreciation                           118,332        112,353
                                                        --------       --------
                                                          79,327         79,161
                                                        --------       --------

    Deferred Income Taxes                                 32,457         30,848
                                                        --------       --------

    Other                                                 14,992         13,161
                                                        --------       --------

            Total                                       $448,954       $519,704
                                                        ========       ========

    Liabilities and Stockholders' Equity
    Current Liabilities
      Notes payable to banks                            $  7,143       $  7,178
      Current maturities of long-term debt                   248            292
      Accounts payable                                    49,348         49,083
      Accrued expenses                                    30,055         28,019
      Income taxes payable                                23,359         20,736
      Dividends payable                                        -          2,504
                                                        --------       --------
    Total Current Liabilities                            110,153        107,812
                                                        --------       --------

    Long-term Debt, less current maturities                1,200          1,400
                                                        --------       --------

    Retirement and Deferred Compensation Plans           117,187        111,088
                                                        --------       --------

    Stockholders' Equity
      Common stock, par value $1 per share,
      authorized 20,000,000 shares.
      Issued 11,769,304 shares                            11,769         11,769
    Additional paid-in capital                            12,929         12,289
    Retained earnings                                    490,116        474,540
    Accumulated other comprehensive loss                 (32,664)       (33,675)
                                                        --------       --------
                                                         482,150        464,923
    Less treasury stock
      (6,184,685 and 4,615,605 shares)                   261,736        165,519
                                                        --------       --------
                                                         220,414        299,404
                                                        --------       --------
            Total                                       $448,954       $519,704
                                                        ========       ========


    The accompanying notes are an integral part of these financial statements.





                            NCH CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Income
                        (In Thousands Except Per Share Amounts)
                                      (Unaudited)

                                       Three Months Ended      Nine Months Ended
                                           January 31,            January 31,
                                       ------------------     ------------------
                                         1999      1998         1999      1998
                                       --------  --------     --------  --------

    Net Sales                          $199,101  $195,659     $589,109  $587,276
                                       --------  --------     --------  --------

    Operating Expenses
    Cost of sales, including
     warehousing and
     commissions                        109,457   105,778      326,309   317,545
    Marketing and administrative
     expenses                            77,915    78,604      225,466   230,216
                                       --------  --------     --------  --------
                                        187,372   184,382      551,775   547,761
                                       --------  --------     --------  --------

    Operating Income                     11,729    11,277       37,334    39,515

    Other (Expenses) Income
    Revaluation of foreign
     currencies                             249      (612)      (1,178)   (1,653)
    Net interest                           (786)     (126)      (1,889)     (405)
                                       --------  --------     --------  --------

    Income before Income Taxes           11,192    10,539       34,267    37,457

    Provision for Income Taxes            5,035     4,276       15,313    15,401
                                       --------  --------     --------  --------

    Net Income                         $  6,157  $  6,263     $ 18,954  $ 22,056
                                       ========  ========     ========  ========

    Weighted Average Number of
      Shares Outstanding
       Basic                              5,595     7,167        5,784     7,165
                                       ========  ========     ========  ========

       Diluted                            5,616     7,196        5,813     7,194
                                       ========  ========     ========  ========

    Earnings Per Share
       Basic                           $   1.10  $    .87     $   3.28  $   3.08
                                       ========  ========     ========  ========

       Diluted                         $   1.10  $    .87     $   3.26  $   3.07
                                       ========  ========     ========  ========


    Cash Dividend Paid Per Share       $    .35  $    .35     $   1.05  $    .95
                                       ========  ========     ========  ========


    Cash Dividend Declared Not Paid    $      -  $    .35     $      -  $    .35
                                       ========  ========     ========  ========


    The accompanying notes are an integral part of these financial statements.


                            NCH CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                    (In Thousands)
                                      (Unaudited)
                                                             Nine Months Ended
                                                                 January 31,
                                                           ---------------------
                                                             1999         1998
                                                           --------     --------
    Cash Flows from Operating Activities
      Net Income                                           $ 18,954     $ 22,056
      Adjustments to reconcile net income to
          net cash provided by operating
          activities:
        Depreciation and amortization                        10,122       10,911
        Provision for losses on accounts receivable           4,415        5,089
        Deferred income taxes                                (2,827)      (5,123)
        Retirement and deferred compensation plans            5,903        4,442
        Other noncash items                                    (317)         187
        Changes in assets and liabilities,
         excluding net assets acquired in the
         purchase of businesses:
           Accounts receivable                               (7,638)      (6,753)
           Inventories                                         (189)      (9,635)
           Prepaid expenses                                    (678)        (289)
           Accounts payable, accrued expenses and
             income taxes payable                             3,844        5,050
           Other noncurrent assets                             (570)        (527)
                                                           --------     --------
            Net cash provided by operating activities        31,019       25,408
                                                           --------     --------

    Cash Flows from Investing Activities
      Sales of property, plant and equipment                    660        1,063
      Purchases of property, plant and equipment            (10,499)     (10,589)
      Redemptions of marketable securities                  103,224       29,081
      Purchases of marketable securities                     (5,932)     (36,573)
      Acquisitions of businesses                             (1,843)      (2,944)
      Other                                                  (1,005)        (886)
                                                           --------     --------
            Net cash provided (used) in
             investing activities                            84,605      (20,848)
                                                           --------     --------

    Cash Flows from Financing Activities
      Proceeds from notes payable                             3,754        5,519
      Payments of notes payable                              (3,979)      (2,173)
      Additional long term debt                                   -           51
      Payments of long term debt                               (243)         (64)
      Borrowing of cash surrender values                      2,023        1,930
      Payments of dividends                                  (5,882)      (6,809)
      Purchase of treasury stock                            (97,203)      (7,439)
      Proceeds from exercise of stock options                 1,200        6,101
                                                           --------     --------
            Net cash used in financing activities          (100,330)      (2,884)
                                                           --------     --------
    Effect of Exchange Rate Changes on Cash
      and Cash Equivalents                                     (663)      (2,490)
                                                           --------     --------

    Net Increase (Decrease) in Cash and
      Cash Equivalents                                       14,631         (814)
                                                           --------     --------

    Cash and Cash Equivalents at Beginning
      of Year                                                17,139       21,273
                                                           --------     --------

    Cash and Cash Equivalents at End of Period             $ 31,770     $ 20,459
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


                            NCH CORPORATION AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements
                                      (Unaudited)


    1.  Basis of Presentation
        ---------------------

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of January 31, 1999, the results of its operations for the three and nine months ended January 31, 1999 and 1998, and cash flows for the nine months then ended.

    The accounting policies followed by NCH Corporation (the Company) are set forth in Note 1 to the Company's consolidated financial statements in the 1998 NCH Corporation Report to the Shareholders, which is included in Part II of Form 10-K.

    The results of operations for the three and nine month periods ended January 31, 1999, are not necessarily indicative of the results to be expected for the full year.


    2.  Inventories
        -----------

    Inventories consisted of the following (in thousands of dollars):

                                 January 31,     April 30,
                                    1999           1998
                                  --------       --------
        Raw Materials             $ 14,391       $ 13,904
        Finished Goods              92,908         92,795
        Sales Supplies               1,780          1,779
                                  --------       --------
                                  $109,079       $108,478
                                  ========       ========

    3.  Earnings Per Common Share
        -------------------------

    Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only common stock equivalents and are considered in the diluted earnings per share calculations if dilutive. For the three and nine month periods ended January 31, 1999, options totaling 99,423 and 76,978 were excluded as their effect would have been antidilutive. However, for the three and nine month periods ended January 31, 1998, all options were included as their effect was dilutive for those periods


    4.  Comprehensive Income
        --------------------

    Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 established new standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities to be included in the measure of comprehensive income and segregated in stockholders' equity as accumulated other comprehensive income. Amounts in prior year financial statements have been reclassified to conform to SFAS No. 130.

    The components of comprehensive income, net of related tax, for the three-month and nine-month periods ended January 31, 1999 and 1998 are as follows (in thousands):

                                     Three Months Ended       Nine Months Ended
                                         January 31,             January 31,
                                     -------------------     -------------------
                                       1999       1998         1999       1998
                                     --------   --------     --------   --------

    Net income                       $  6,157   $  6,263     $ 18,954   $ 22,056
    Unrealized gain (loss)
      on available-for-sale
      securities:
        Gain (loss) arising
          during period                     9         73           15        199
        Reclassification
          adjustment                        -          -         (111)         -
    Foreign currency translation
      adjustment                        2,971       (681)       1,107     (4,916)
                                     --------   --------     --------   --------

    Comprehensive income             $  9,137   $  5,655     $ 19,965   $ 17,339
                                     ========   ========     ========   ========


    The components of accumulated other comprehensive loss, net of related tax, at January 31, 1999 and April 30, 1998 are as follows (in thousands):

                                              January 31,      April 30,
                                                 1999            1998
                                               --------        --------
    Unrealized gain on available-
      for-sale securities                      $     15        $    111
    Foreign currency translation
      adjustment                                (32,679)        (33,786)
                                               --------        --------
    Accumulated other comprehensive
      loss                                     $(32,664)       $(33,675)
                                               ========        ========



    5.  Supplemental Cash Flow Information
        ----------------------------------

    Cash payments for interest for the nine months ended January 31, 1999 and 1998, were approximately $1,512,000 and $1,717,000, respectively. Cash payments for income taxes were approximately $16,007,000 and $16,153,000 for the same periods, respectively.

                        NCH CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



    Liquidity and Capital Resources
    -------------------------------

      In the nine months ended January 31, 1999, working capital decreased to $212.0 million from $288.7 million at April 30, 1998. The current ratio was 2.9 to 1 at January 31, 1999, compared to 3.7 to 1 at April 30, 1998. The total of cash, cash equivalents and marketable securities decreased by $82.8 million in the first nine months to $36.0 million at January 31, 1999, as shown on the Consolidated Balance Sheets. Net cash flows from
    operations totaled $31.0 million.   Additional cash was provided by net
    redemptions of marketable securities of $97.3 million, and the borrowing of cash surrender values of company-owned life insurance policies on key employees of $2.0 million. Principal uses of cash consisted of treasury stock purchases of $97.2 million, net capital expenditures of $9.8 million,
    and payment of dividends of $5.9 million.   During the year, the Company
    purchased the assets of two small businesses for $1.8 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

      The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries increased as a result of the change in the Company's composite spot rate at November 30, 1998, compared to February 28, 1998. This is reflected by the foreign currency translation component of accumulated other comprehensive loss, which changed from a $33.8 million reduction of equity at April 30, 1998, to a $32.7 million reduction of equity at January 31, 1999.

      Accounts receivable increased by $5.7 million and inventories increased by $.6 million in the nine months ended January 31, 1999, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first nine months was to increase the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable increasing by $3.2 million for the nine month period, net of the provision for losses on accounts receivable of $4.4 million. The increase in accounts receivable was primarily in the Company's international subsidiaries due to a 15% sales increase in the current quarter compared to the fourth quarter of last year. The Consolidated Statements of Cash Flows shows inventories increasing by $.2 million during the nine months ended January 31, 1999, exclusive of the effect of exchange rates. The increase in inventory was primarily in the Company's domestic operation, due to increased sales volume.

      Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $3.8 million when measured exclusive of the effect of exchange rate changes, but increased by $4.9 million as reported on the Consolidated Balance Sheets. This increase was primarily due to an increase in income taxes payable in the Company's domestic operation, due to normal timing differences in the amounts of tax payments in the current quarter compared to the fourth quarter of the prior year.

      Net expenditures for property, plant and equipment amounted to $9.8 million for the nine months ended January 31, 1999, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment.

      Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased, exclusive of the effect of exchange rate changes, by $.5 million during the nine months ended January 31, 1999. The decrease was due primarily to payments on long-term debt during the year. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, and shows a decrease of $.3 million.

      The directors of the Company declared a regular quarterly dividend of $.35 per share on February 10, 1999, payable March 15, 1999, to shareholders of record March 1, 1999. No dividends were declared during the current quarter, and it is expected that another dividend will be declared in the fourth quarter of the current year. Cash dividends paid during the first nine months of the fiscal year amounted to $5.9 million.

      During April 1998, the Company sold two subsidiaries, resulting in a gain of $11.0 million before taxes ($7.1 million after taxes). Sales for these two subsidiaries were less than 5% of the Company's consolidated annual sales, and therefore this transaction has not had a material impact on the Company's operations.

      On May 26, 1998, the Board of Directors authorized the repurchase of an aggregate of 1,266,176 shares of NCH Corporation Common Stock from the Milton P. Levy, Jr. family. These shares were acquired on May 26, 1998 at $60.89 per share. The closing trading price of NCH Common Stock on that date was $65.44 per share. In addition, the Company purchased an additional 284,839 shares on the open market. In these two transactions, the Company repurchased 1,551,015 shares of NCH Common Stock for an aggregate price of $93.8 million. Other additional repurchases of NCH Common Stock by the Company totaled $3.4 million during the current year.

      In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks which expires in August 2001, and is available for acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly, at the Company's option of the Eurodollar rate plus 0.6%, or the federal funds rate plus 0.5% (which will not exceed the bank's prime rate). The credit facility is governed by certain financial covenants, including minimum tangible net worth and a maximum leverage ratio. At January 31, 1999, the Company had not borrowed any amount under this credit facility.

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

      The Company has developed a strategy to address the potential exposures related to the Year 2000 Issue on its operations for the fiscal year 2000 and beyond. A review of key financial, informational and operational systems has been completed. Plans for implementation and testing of necessary modifications to these key computer systems and equipment to ensure that they are Year 2000 compliant are expected to be completed by July 1999. The Company believes that with these plans and completed modifications, the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that if these modifications are made in a timely fashion that they will prevent a material adverse effect on the Company's business, financial condition or results of operations.
    The financial impact of any such material adverse effect cannot be estimated at this time. The Company has contingency plans to deal with major Year 2000 failures, and such plans are constantly being monitored and will be revised as necessary.

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

    Euro Conversion
    ---------------

      On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro is now trading on currency exchanges and can be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Corporation's operating subsidiaries affected by the euro conversion are developing plans to address the systems and business issues affected by the euro currency conversion. These issues include, among others, the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions. The Corporation does not expect this conversion to have a material impact on its financial condition or results of operations.


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



    Operating Results
    -----------------

    Third Quarter Comparison - Prior Year
    -------------------------------------

      Net sales for the third quarter increased 2% to $199.1 million in the current year as compared with $195.7 million reported in the same quarter of the last fiscal year. Domestically, net sales in the third quarter of the current year increased 2% over the third quarter of the prior year. International net sales, measured on a local currency basis and in U.S. dollars, increased 2% compared to the third quarter of the prior year. Net sales for the third quarter would have increased 6% over sales reported in the same quarter of last fiscal year, excluding the results of the two subsidiaries sold in the prior fiscal year.

      Operating expenses as a percent of net sales decreased slightly in the current quarter to 94.1% of net sales compared to 94.2% in the third quarter of the prior year. The decrease is primarily due to decreased domestic marketing and administrative costs, partially offset by higher international product costs. As a result, operating income before other expenses and income taxes was 5.9% of net sales for the quarter ended January 31, 1999, compared to 5.8% of net sales for the quarter ended January 31, 1998. Operating income before other expenses and income taxes would have been 5.9% in the prior year, excluding the results of two subsidiaries sold in the prior fiscal year.

      In the quarter ended January 31, 1999, net interest expense was $.8 million compared to $.1 million in the same quarter of the prior year. Revaluation of foreign currencies was a gain of $.2 million in the third quarter of the current year compared to a loss of $.6 million in the same period of the prior year.

      Provision for income taxes was 45.0% of pre-tax income in the third quarter of the current year compared to 40.6% of pre-tax income in the prior year. This increase is due to the reduction of marketable securities during the current quarter, which reduced the amount of tax-exempt interest income, and is also due to a higher proportional share of domestic income in the quarter, which is subject to higher effective tax rates than international income. Net income for the quarter ended January 31, 1999, was 3.1% of net sales compared to 3.2% of net sales in the quarter ended January 31, 1998.


    Third Quarter Comparison - Preceding Quarter
    --------------------------------------------

      Net sales of $199.1 million for the third quarter of fiscal 1999 were 4% higher than the $191.2 million net sales reported in the second quarter. International net sales were 27% higher when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes. Domestic net sales were 10% lower than the previous quarter due to normal quarter-to-quarter sales fluctuations.

      Operating expenses were 94.1% of net sales in the current quarter compared to 92.9% in the second quarter. Operating expenses in the domestic operations were higher as a percent of net sales due to increased cost of sales and increased marketing expenses. As a result, operating income before other expenses and income taxes was 5.9% of net sales for the quarter ended January 31, 1999, compared to 7.1% of net sales for the quarter ended October 31, 1998.

      Net interest expense amounted to $.8 million in the three months ended January 31, 1999, compared to $1.0 in the three months ended October 31, 1998. The revaluation of foreign currencies resulted in a gain of $.2 million in the third quarter of the current year compared to a loss of $1.0 million in the second quarter of the current year.

      Provision for income taxes amounted to 45.0% of pre-tax income in the quarter ended January 31, 1999, compared to 45.4% of pre-tax income in the quarter ended October 31, 1998. Net income was 3.1% of net sales for the quarter ended January 31, 1999, compared to 3.3% of net sales in the quarter ended October 31, 1998.

    Nine Months Comparison - Prior Year
    -----------------------------------

      Net sales for the nine months ended January 31, 1999, increased to $589.1 million as compared with $587.3 million reported in the first nine months of the last fiscal year. Domestically, net sales increased 1% in the nine months compared to a year ago. International net sales were affected by changes in currency translation rates and were relatively constant as reported in U.S. dollars. When measured on a local country currency basis, international net sales increased approximately 3%. Net sales for the nine months ended January 31, 1999 would have increased 4.8% over sales reported in the first nine months of the last fiscal year, excluding the results of two subsidiaries sold in the prior fiscal year.

      Operating expenses as a percent of net sales increased in the nine months this year to 93.7% of net sales compared to 93.3% for the nine month period ended January 31, 1998. The increase is due to higher overall product costs, partially offset by decreased domestic marketing costs and decreased international administrative costs. As a result, operating income in the nine months this year decreased to 6.3% of net sales from 6.7% of net sales in the nine months ended January 31, 1998. Operating income before other expenses and income taxes would have been 6.7% in the prior year, excluding the results of the two subsidiaries sold in the prior year.

      Net interest expense was $1.9 million in the nine months ended January 31, 1999, compared to $.4 million in the first nine months of the prior year. Revaluation of foreign currencies resulted in a loss of $1.2 million in the first nine months of the current year compared to a loss of $1.7 million in the same period of the prior year.

      Provision for income taxes was 44.7% of pre-tax income in the first nine months of the current year compared to 41.1% of pre-tax income in the prior year. This increase is due to the reduction of marketable securities during the first nine months of the current year, which reduced the amount of tax-exempt interest income, and is also due to a higher proportional share of domestic income in the period, which is subject to higher effective tax rates than international income. Net income was 3.2% of net sales for the nine months ended January 31, 1999 compared to 3.8% of net sales for the nine months ended January 31, 1998.

                        PART II.  OTHER INFORMATION




    Item 6.  Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended January 31, 1999. The Company filed Form 8-K on June 3, 1998 announcing that its board of directors authorized the repurchase of an aggregate of 1,266,176 shares of NCH Common Stock from Milton P. Levy, Jr., certain members of his family, including his children, their spouses and his grandchildren, and trusts for the benefit of his family members.




                                  SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      NCH Corporation
                                      ---------------
                                      (Registrant)




    Date    March 12, 1999            /s/ Tom Hetzer
            --------------            --------------
                                      Tom Hetzer
                                      Vice President - Finance
                                      (Principal Accounting Officer)