Form 10-K
period 1999-04-30
NCH CORP
filed 1999-07-21
CIK 69960

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended April 30, 1999       Commission file number 1-5838
                             --------------                              ------

                                  NCH CORPORATION
   ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   75-0457200
   ----------------------------------------   ---------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

        P.O. Box 152170
   2727 Chemsearch Boulevard
         Irving, Texas                                       75015
   ----------------------------------------   ---------------------------------
   (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code          (972)438-0211
                                                            -------------------

   Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange on
         Title of each class               which registered
         -------------------              -----------------

      COMMON STOCK, $1 PAR VALUE          NEW YORK STOCK EXCHANGE

   Securities registered pursuant to Section 12(g) of the Act:       NONE
                                                                ---------------

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

                                    Approximate Aggregate
                                       Market Value*         Total Shares
                                     of Shares Held by       Outstanding
            Class                      Non-affiliates      at June 21, 1999
   --------------------------          --------------      ----------------
   COMMON STOCK, $1 PAR VALUE          $ 134,128,600           5,408,294
   --------------------------          --------------      ----------------

   *The approximate aggregate market value of the common stock held by non-affiliates is based on the closing price of these shares on the New York Stock Exchange on June 21, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's 1999 Annual Report to the Shareholders and definitive Proxy Statement relating to the Registrant's 1999 Annual Shareholders Meeting are incorporated by reference in Parts II and III of this Form 10-K.

                    DOCUMENTS INCORPORATED BY REFERENCE


   Location in Form 10-K                        Incorporated Document

                                   PART II

   Item 5 - Market for the Registrant's         Page 40 of the 1999
   Common Equity and Related Shareholder        Annual Report.
   Matters.

   Item 6 - Selected Financial Data.            Page 18 of the 1999
                                                Annual Report.

   Item 7 - Management's Discussion and         Pages 18-23 of the 1999
   Analysis of Financial Condition and          Annual Report.
   Results of Operations.

   Item 8 - Financial Statements and            Pages 24-40 of the 1999
   Supplementary Data.                          Annual Report.


                                   PART III

   Item 10 - Directors and Executive            Pages 2-4 and 9-10 of the
   Officers of the Registrant.                  Company's Proxy Statement
                                                dated June 22, 1999, in
                                                connection with its Annual
                                                Meeting to be held on July
                                                22, 1999.

   Item 11 - Executive Compensation.            Pages 4-7 of the Company's
                                                Proxy Statement dated June
                                                22, 1999, in connection with
                                                its Annual Meeting to be held
                                                on July 22, 1999.

   Item 12 - Security Ownership of Certain      Pages 9-10 of the Company's
   Beneficial Owners and Management.            Proxy Statement dated June 22,
                                                1999, in connection with its
                                                Annual Meeting to be held on
                                                July 22, 1999.

   Item 13 - Certain Relationships and          Pages 2-3 and 10 of the
   Related Transactions.                        Company's Proxy Statement dated
                                                June 22, 1999, in connection
                                                with its Annual Meeting to be
                                                held on July 22, 1999.

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

        Qualified sales representatives are crucial to the Company's operations. In addition to industry competition, the Company competes with the entire business community for qualified sales representatives.
   This competition has been, and remains, severe. The Company has a required formal training program for its sales representatives consisting of in-house and field training. Based on the Company's experience in the last three years, turnover of new sales representatives in the first year is estimated to be 81%. The annual cost of recruiting and training sales representatives over the past three years has averaged approximately $37 million per year.

        Patents, franchises and concessions have not played an important role in the Company's business. Trademarks are extensively used on products, and are useful but not of paramount importance.

        As of the end of its last fiscal year the Company employed 10,093 persons. The Company employs 83 professional or technical persons on its laboratory staff ranging from Ph.D's to nongraduate chemical technicians. Although the laboratory staff spends time on research activities relating to the development of new products or services and the improvement of existing products or services, the staff is also engaged in quality control and customer service activities. Costs cannot be broken down between these various activities. The approximate amounts spent on laboratory operations in the years ended April 30, 1999, 1998 and 1997, were $5.3 million, $5.5 million and $5.0 million, respectively. All laboratory costs, including research and development, are expensed as incurred.

        Incorporated herein by reference is the footnote entitled "Segment and Geographic Information" of the Consolidated Financial Statements in the NCH Corporation Annual Report for the year ended April 30, 1999 (1999 Annual Report), filed as an exhibit to this report. NCH has six segments:
   Chemical Specialties, Plumbmaster Group, Resource Electronics,
   Partsmaster Group, Landmark Direct, and Other Product Lines.

        International sales, primarily for Chemical Specialties and Partsmaster Group, are conducted through subsidiaries in Europe, Canada, Latin America, Australia and the Far East. In the Company's experience, other than currency fluctuations, the overall risk of international operations has not been appreciably higher than domestic operations, although the risk of operations in any one country may be greater than in the United States.
   The Company is subject to the risks inherent in operating in foreign countries, including government regulation, currency restrictions and other restraints, risk of expropriation and burdensome taxes.

        The products that the Company markets in each of its segments are readily available from numerous sources. The Company buys raw materials and finished products from a large number of suppliers, none of whom would materially impact the sales or earnings of the Company should they cease to be a source of supply. In some foreign countries, licensees manufacture specialty chemical products for marketing by the Company's subsidiaries.

        In each of its operating segments, the Company is subject to various federal, state and local laws and regulations affecting businesses in general, including environmental laws and regulations. Complying with all laws and regulations has not materially affected the Company's competitive position, earnings or capital expenditures. All laws and regulations are subject to change and the Company cannot predict what effect, if any, changes might have on its business.




   Item 2.  Properties
            ----------

        The Company owns its world headquarters and domestic administrative center complex in Irving, Texas, containing approximately 319,000 square feet.

        The Company owns and operates 19 manufacturing facilities in 7 states and 11 foreign countries, located in Canada, Europe, Latin America and the Far East, containing approximately 1,118,000 square feet. These facilities also include related office and warehouse space.

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

        During the last fiscal year the Company made investments, net of dispositions, of $11,714,000 ($12,748,000 gross) in property, plant and equipment.

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

        From time to time, the Company is named as a potentially responsible party in proceedings involving compliance with environmental laws and regulations. Currently, there are no such proceedings involving primarily a claim for damages or monetary sanctions pending against the Company, which singularly or in the aggregate, involves an amount in excess of 10% of the current assets of the Company.

   Item 4.  Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

         Executive Officers of the Registrant
         ------------------------------------

        The following are the executive officers of the Company as of June 1, 1999:

   Name                      Office                                   Age
   ----                      ------                                   ---

   Lester A. Levy            Chairman of the Board; Director           76

   Milton P. Levy, Jr.       Chairman of the Executive Committee;
                             Director                                  73

   Irvin L. Levy             President; Director                       70

   Joe Cleveland             Vice President and Secretary              65

   Tom Hetzer                Vice President - Finance                  62

   Glen Scivally             Vice President and Treasurer              58



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

                                PART II

   Item 5.  Market for the Registrant's Common Equity and Related Stockholder
            -----------------------------------------------------------------
            Matters
            -------

        Market and Dividend Information, appearing on page 40 of the 1999 Annual Report, is incorporated by reference herein.


   Item 6.  Selected Financial Data
            -----------------------

        Selected Financial Data, appearing on page 18 of the 1999 Annual Report, is incorporated by reference herein.


   Item 7.  Management's Discussion and Analysis of
            ---------------------------------------
            Financial Condition and Results of Operations
            ---------------------------------------------

        Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 18-23 of the 1999 Annual Report, is incorporated by reference herein.

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

        The Company, through its foreign subsidiaries, manufactures and distributes products worldwide. As a result, the Company is from time to time exposed to market risk relating to the impact of foreign currency exchange rates; however, this exposure has not been significant in the past and is not expected to be significant in the future.

        In addition, the Company maintains a portfolio of marketable securities, the majority of which are debt securities. As a result, the Company is exposed to market risk relating to interest rate movements; however, a hypothetical 10% adverse movement in interest rates would have no material impact on net income of the Company.


   Item 8.  Financial Statements and Supplementary Data
            -------------------------------------------

        The Financial Statements and Supplementary Data, appearing on pages 24-40 of the 1999 Annual Report, is incorporated by reference herein.


   Item 9.  Changes in and Disagreements with Accountants on Accounting
            -----------------------------------------------------------
            and Financial Disclosure
            ------------------------

        Not applicable


                                  PART III

   Item 10. Directors and Executive Officers of the Registrant
            --------------------------------------------------

        Information on directors of the registrant, found on pages 2-4 of the Company's Proxy Statement dated June 22, 1999, in connection with its Annual Meeting to be held July 22, 1999, is incorporated by reference herein.

        Information on executive officers of the registrant, found on pages 9-10 of the Company's Proxy Statement dated June 22, 1999, is incorporated by reference herein.


   Item 11. Executive Compensation
            ----------------------

        Information on executive compensation and transactions, found on pages 4-7 of the Company's Proxy Statement dated June 22, 1999, in connection with its Annual Meeting to be held July 22, 1999, is incorporated by reference herein.

   Item 12. Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

        Information on security ownership of principal stockholders and management, found on pages 9-10 of the Company's Proxy Statement dated
   June 22, 1999, in connection with its Annual Meeting to be held on July 22, 1999, is incorporated by reference herein.

        During fiscal 1999, Milton P. Levy, Jr. failed to report on a Form 4 in June 1998 one transaction in NCH securities that occurred on May 26, 1998. However, such transaction was reported by NCH on a Current Report on Form 8-K filed with the SEC on June 3, 1998, and in NCH's Proxy Statement for the 1998 Annual Meeting of Stockholders. The failure to report was inadvertent and was corrected on Milton P. Levy, Jr.'s Form
   5 filed for June 1999.



   Item 13. Certain Relationships and Related Transactions
            ----------------------------------------------

        Information on certain relationships and related transactions, found on pages 2-3 and 10 of the Company's Proxy Statement dated June 22, 1999, in connection with its Annual Meeting to be held on July 22, 1999, is incorporated by reference herein.

                                       PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

   (a)(1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report on pages 16-17. The information set forth on pages 16-17 of this report is incorporated by reference. The consolidated financial statements set forth on page 16 of this report are filed as part of this Form 10-K by incorporation by reference to pages 24-40 of the 1999 Annual Report.


   (a)(3) and (c): Exhibits. For a list of the exhibits filed as a part of this report, see the Index to Exhibits on pages 20-21 of this report, which is incorporated by reference.


   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 1999. The Company filed form 8-K on June 3, 1998 announcing that its board of directors authorized the repurchase of an aggregate of 1,266,176 shares of NCH Common Stock from Milton P. Levy, Jr., certain members of his family, including his children, their spouses and his grandchildren and trusts for the benefit of his family members.

   (d) Not applicable.

                                    SIGNATURES

   The Issuer
   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NCH Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, and the State of Texas, on this 4th day of June, 1999.

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

   Signature       Capacity at Registrant      Date

   /s/ Lester A. Levy           Chairman of the Board;          June 4, 1999
   ------------------------     Director
   Lester A. Levy


   /s/ Milton P. Levy, Jr.      Chairman of the Executive       June 4, 1999
   ------------------------     Committee; Director
   Milton P. Levy, Jr.


   /s/ Irvin L. Levy            President; Director             June 4, 1999
   ------------------------     (Principal Executive Officer)
   Irvin L. Levy


   /s/ Tom Hetzer               Vice President - Finance        June 4, 1999
   ------------------------     (Principal Accounting Officer)


   /s/ Robert L. Blumenthal     Director                        June 4, 1999
   ------------------------
   Robert L. Blumenthal


   /s/ Rawles Fulgham           Director                        June 4, 1999
   ------------------------
   Rawles Fulgham

   /s/Jerrold M. Trim           Director                        June 4, 1999
   ------------------------
   Jerrold M. Trim

   /s/Thomas B. Walker Jr.      Director                        June 4, 1999
   ------------------------
   Thomas B. Walker Jr.

                                   NCH CORPORATION
                             AND SUBSIDIARY COMPANIES


                                      FORM 10-K
                    ITEMS 8, 14(a)(1) and (2) and (a)(3) and (c)

                INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


        The following consolidated financial statements are filed as part of this Form 10-K by incorporation by reference to pages 24-40 of the 1999 Annual Report.


   Consolidated Financial Statements:
        Statements of Income, Years Ended April 30, 1999, 1998 and 1997 Balance Sheets, April 30, 1999 and 1998
        Statements of Cash Flows, Years Ended April 30, 1999, 1998 and 1997 Statements of Stockholders' Equity, Years Ended April 30, 1999, 1998
           and 1997
   Notes to Consolidated Financial Statements
   Independent Auditors' Report
   Selected Unaudited Quarterly Data, Years Ended April 30, 1999 and 1998



        The following consolidated financial statement schedule of the registrant and its subsidiaries is included in Item 14(a)(2):

                                                                    Page
                                                                    ----
   Consolidated Financial Statement Schedule
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

   INDEPENDENT AUDITORS' REPORT

   The Stockholders and Board of Directors
   NCH Corporation:


        Under date of June 1, 1999, we reported on the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1999, as contained in the 1999 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/  KPMG LLP
   Dallas, Texas
   June 1, 1999



                                   NCH CORPORATION AND SUBSIDIARIES

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               (In Thousands)



                                    Balance at     Charged to      Foreign       Deductions--     Balance
                                    Beginning      Costs and      Currency         Accounts      at End of
        Description                 of Period      Expenses      Translation      Written-Off      Period
   -------------------------        ---------      ----------    -----------      -----------    ---------

   Reserves Deducted in the Balance
   Sheet from Assets to Which They
   Apply

   Allowances for Doubtful Accounts

   Year Ended April 30, 1999          $15,653          $5,941        $  (126)          $4,196      $17,272
                                      =======          ======        =======           ======      =======

   Year Ended April 30, 1998          $15,624          $5,483        $  (770)          $4,684      $15,653
                                      =======          ======        =======           ======      =======

   Year Ended April 30, 1997          $16,259          $6,939        $(1,311)          $6,263      $15,624
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

   Exhibit 10.1 (1)(3)      Form of 1980 Non-Qualified Stock Option
                            Plan, as amended

   Exhibit 10.1.1 (7)       Stock Purchase Agreement among Jackson
                            Acquisition, Inc., NCH Corporation,
                            American Allsafe Company and Silencio/
                            Safety Direct, Inc. dated as of
                            March 30, 1998

   Exhibit 10.1.2 (2)       Credit Agreement among NCH Corporation
                            as Borrower, Chase Bank of Texas,
                            National Association, as Agent, and
                            the Lenders Named herein, dated
                            August 7, 1998

   Exhibit 10.1.3 (2)       First Amendment to Credit Agreement
                            among NCH Corporation as Borrower,
                            Chase Bank of Texas, National Association, as Agent, dated May 28,1999

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

   Exhibit 10.5 (1)(3)      Forms of Deferred Compensation
                            Agreements with Messrs. Irvin, Lester,
                            and Milton Levy

   Exhibit 10.7 (3)(4)      Fourth and Fifth Amendments to Deferred
                            Compensation Agreements with Messrs. Irvin,
                            Lester, and Milton Levy

   Exhibit 10.8 (3)(5)      Executive Committee Incentive Bonus Plan

   Exhibit 10.9 (3)(6)      Fourth, Fifth and Sixth Amendments to Deferred
                            Compensation Agreements with Messrs. Irvin, Lester, and Milton Levy

   Exhibit 13 (2)           Annual Report for the year ended April 30, 1999
                            for information only and not filed

   Exhibit 21 (2)           Subsidiaries of the Registrant

   Exhibit 23 (2)           Independent Auditors' Consent

   Exhibit 27 (2)           Financial Data Schedule

   Exhibit 99 (2)           Definitive Proxy Statement regarding
                            the Company's 1999 Annual Meeting of
                            Stockholders

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

   (7) Incorporated herein by reference to the exhibit with the same exhibit number and designation in the Registrant's report on Form 10-K for the fiscal year ended April 30, 1998, filed with the Securities and Exchange Commission.

                        NCH CORPORATION AND SUBSIDIARIES
      EXHIBIT 10.1.2 CREDIT AGREEMENT AMONG NCH CORPORATION AS BORROWER, CHASE BANK OF TEXAS, NATIONAL ASSOCIATION, AS AGENT, AND THE LENDERS
                                  NAMED HEREIN







                              CREDIT AGREEMENT

                                    among

                              NCH CORPORATION
                                 as Borrower,

                           CHASE BANK OF TEXAS,
                           NATIONAL ASSOCIATION,
                                 as Agent,

                                    and
                         the lenders named herein


                              7 August 1998

                           TABLE OF CONTENTS

                                                                   Page
                                                                   ----

   ARTICLE 1 - Definitions                                           1
      Section 1.1     Definitions                                    1
      Section 1.2     Other Definitional Provisions                 10
      Section 1.3     Accounting Terms and Determinations           10
      Section 1.4     Time of Day                                   11

   ARTICLE 2 - Revolving Credit Facility                            11
      Section 2.1     Revolving Commitments                         11
      Section 2.2     Revolving Notes                               11
      Section 2.3     Repayment of Loans                            11
      Section 2.4     Use of Proceeds                               11
      Section 2.5     Revolving Commitment Fee                      11
      Section 2.6     Reduction or Termination of Revolving
                      Commitments                                   12

   ARTICLE 3 - Interest and Fees                                    12
      Section 3.1     Interest Rate                                 12
      Section 3.2     Determinations of Margins and Fees            12
      Section 3.3     Payment Dates                                 13
      Section 3.4     Default Interest                              13
      Section 3.5     Conversions and Continuations of Accounts     13
      Section 3.6     Computations                                  14

   ARTICLE 4 - Administrative Matters                               14
      Section 4.1     Borrowing Procedure                           14
      Section 4.2     Minimum Amounts                               14
      Section 4.3     Certain Notices                               14
      Section 4.4     Prepayments                                   15
      Section 4.5     Method of Payment                             15
      Section 4.6     Pro Rata Treatment                            16
      Section 4.7     Sharing of Payments                           16
      Section 4.8     Non-Receipt of Funds by the Agent             16
      Section 4.9     Withholding Taxes                             17
      Section 4.10    Withholding Tax Exemption                     17

   ARTICLE 5 - Yield Protection and Illegality                      18
      Section 5.1     Additional Costs                              18
      Section 5.2     Limitation on Eurodollar Accounts             19
      Section 5.3     Illegality                                    20
      Section 5.4     Treatment of Affected Loans                   20
      Section 5.5     Compensation                                  20
      Section 5.6     Capital Adequacy                              21

   ARTICLE 6 - Conditions Precedent                                 21
      Section 6.1     Initial Loan                                  21
             (a)     Resolutions                                    21
             (b)     Incumbency Certificate                         21
             (c)     Articles of Incorporation                      22
             (d)     Bylaws                                         22
             (e)     Governmental Certificates                      22
             (f)     Revolving Notes                                22
             (g)     Guaranty                                       22
             (h)     Insurance Policies                             22
             (i)     Opinion of Counsel                             22
             (j)     Attorneys' Fees and Expenses                   22
      Section 6.2     All Loans                                     22
             (a)     No Default                                     22
             (b)     Representations and Warranties                 22
             (c)     Additional Documentation                       22

   ARTICLE 7 - Representations and Warranties                       23
      Section 7.1     Corporate Existence                           23
      Section 7.2     Financial Statements                          23
      Section 7.3     Corporate Action; No Breach                   23
      Section 7.4     Operation of Business                         24
      Section 7.5     Litigation and Judgments                      24
      Section 7.6     Rights in Properties; Liens                   24
      Section 7.7     Enforceability                                24
      Section 7.8     Approvals                                     24
      Section 7.9     Taxes                                         24
      Section 7.10    Margin Securities                             24
      Section 7.11    Employee Plans                                25
             (a)     ERISA                                          25
             (b)     Non-U.S. Employee Plans                        25
      Section 7.12    Disclosure                                    25
      Section 7.13    Subsidiaries; Capitalization                  25
      Section 7.14    Agreements                                    26
      Section 7.15    Compliance with Laws                          26
      Section 7.16    Investment Company Act                        26
      Section 7.17    Public Utility Holding Company Act            26
      Section 7.18    Environmental Matters                         26
      Section 7.19    Solvency                                      27
      Section 7.20     Benefit Received                             27

   ARTICLE  8 - Positive Covenants                                  27
      Section 8.1     Reporting Requirements                        27
             (a)     Annual Financial Statements                    28
             (b)     Quarterly Financial Statements                 28
             (c)     Compliance Certificate                         28
             (d)     Management Letters                             28
             (e)     Notice of Litigation                           28
             (f)     Notice of Default                              28
             (g)     ERISA Reports                                  28
             (h)     Reports to Other Creditors                     29
             (i)     Notice of Material Adverse Effect              29
             (j)     Proxy Statements, Etc.                         29
             (k)     General Information                            29
      Section 8.2     Maintenance of Existence; Conduct of
                      Business                                      29
      Section 8.3     Maintenance of Properties                     29
      Section 8.4     Taxes and Claims                              29
      Section 8.5     Insurance                                     30
      Section 8.6     Inspection Rights                             30
      Section 8.7     Keeping Books and Records                     30
      Section 8.8     Compliance with Laws                          30
      Section 8.9     Compliance with Agreements                    30
      Section 8.10    ERISA                                         30
      Section 8.11    Further Assurance; Material Subsidiary
                      Guaranty                                      30

   ARTICLE  9 - Negative Covenants                                  31
      Section 9.1     Limitation on Liens and Restrictions on
                      Subsidiaries                                  31
      Section 9.2     Mergers, Etc                                  32
      Section 9.3     Investments                                   33
      Section 9.4     Transactions With Affiliates                  34
      Section 9.5     Disposition of Assets                         34

   ARTICLE 10 - Financial Covenants                                 34
      Section 10.1    Consolidated Net Worth                        34
      Section 10.2    Total Debt to EBITDA                          35

   ARTICLE 11 - Default                                             36
      Section 11.1    Events of Default                             36
      Section 11.2    Remedies                                      39
              (a)     Acceleration                                  39
              (b)     Termination of Commitments                    39
              (c)     Judgment                                      39
              (d)     Rights                                        39
      Section 11.3    Performance by the Agent                      39
      Section 11.4    Setoff                                        39
      Section 11.5    Continuance of Default                        40

   ARTICLE 12 - The Agent                                           40
      Section 12.1    Appointment, Powers and Immunities            40
      Section 12.2    Rights of Agent as a Bank                     40
      Section 12.3    Defaults                                      41
      Section 12.4    Indemnification                               41
      Section 12.5    Independent Credit Decisions                  42
      Section 12.6    Several Commitments                           42
      Section 12.7    Successor Agent                               42

   ARTICLE 13 - Miscellaneous                                       43
      Section 13.1    Expenses                                      43
      Section 13.2    Indemnification                               43
      Section 13.3    Limitation of Liability                       44
      Section 13.4    No Duty                                       44
      Section 13.5    No Fiduciary Relationship                     44
      Section 13.6    Equitable Relief                              44
      Section 13.7    No Waiver; Cumulative Remedies                44
      Section 13.8    Successors and Assigns                        44
              (a)     Binding Effect                                44
              (b)     Participations                                44
              (c)     Assignments                                   45
              (d)     Information                                   46
              (e)     Pledge to Federal Reserve                     46
      Section 13.9    Survival                                      46
      Section 13.10   Entire Agreement                              46
      Section 13.11   Amendments                                    47
      Section 13.12   Maximum Interest Rate                         47
      Section 13.13   Notices                                       48
      Section 13.14   Governing Law; Venue; Service of Process      48
      Section 13.15   Counterparts                                  48
      Section 13.16   Severability                                  48
      Section 13.17   Headings                                      48
      Section 13.18   Non-Application of Chapter 346 of the
                      Finance Code of Texas                         49
      Section 13.19   Construction                                  49
      Section 13.20   Independence of Covenants                     49
      Section 13.21   Waiver of Jury Trial                          49

                                       INDEX TO EXHIBITS
                                       -----------------


         Exhibit                          Description of Exhibit
         -------                          ----------------------

           "A"                            Revolving Note
           "B"                            Compliance Certificate
           "C"                            Guaranty
           "D"                            Assignment and Acceptance
           "E"                            Subsidiary Joinder Agreement



                                       INDEX TO SCHEDULES
                                       ------------------

         Schedule                         Description of Schedule
         --------                         -----------------------

           1.1(a)                         Initial Allocation of Revolving
                                           Commitments
           7.14                           List of Subsidiaries and
                                           Capitalization
           9.1                            Existing Liens
           9.3                            Existing Investments

                                    CREDIT AGREEMENT
                                    ----------------

      THIS CREDIT AGREEMENT (the "Agreement"), dated as of August 7, 1998, is between NCH CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware ("Borrower"), each of the banks or other lending institutions which is or which may from time to time become a signatory hereto or any successor or assignee thereof (individually, a "Bank" and, collectively, the "Banks"), and CHASE BANK OF TEXAS, NATIONAL ASSOCIATION, individually as a Bank and as agent for itself and the other Banks (in its capacity as agent, together with its successors in such capacity, the "Agent").

                                    R E C I T A L S:
                                    ----------------

      Borrower has requested that the Banks extend credit to Borrower in the form of a revolving credit facility. The Banks are willing to extend such credit to Borrower upon the terms and conditions hereinafter set forth.

      NOW THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

                                       ARTICLE 1

                                      Definitions
                                      -----------

      Section 1.1 Definitions. As used in this Agreement, the following terms have the following meanings:

      "Account" means either a Base Rate Account or a Eurodollar Account.

      "Additional Costs" has the meaning specified in Section 5.1.

      "Adjusted Eurodollar Rate" means, for any Eurodollar Account for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) determined by the Agent to be equal to the Eurodollar Rate for such Eurodollar Account for such Interest Period divided by 1 minus the Reserve Requirement for such Eurodollar Account for such Interest Period.

      "Affiliate" means, as to any Person, any other Person (a) that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, such Person; (b) that directly or indirectly beneficially owns or holds five percent (5%) or more of any class of voting stock of such Person; or (c) five percent (5%) or more of the voting stock of which is directly or indirectly beneficially owned or held by the Person in question. The term "control" means the possession, directly or indirectly, of the power to direct or cause direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise; provided, however, in no event shall the Agent or any Bank be deemed an Affiliate of Borrower or any Subsidiaries.

      "Agreement" has the meaning set forth in the introductory paragraph of this Agreement.

      "Applicable Lending Office" means for each Bank and each Type of Account, the lending office of such Bank (or of an Affiliate of such Bank) designated for such Account below its name on the signature pages hereof or such other office of such Bank (or of an Affiliate of such Bank) as such Bank may from time to time specify to Borrower and the Agent as the office by which its Loans subject to Accounts of such Type are to be made and maintained.

      "Applicable Rate" has the meaning set forth in Section 3.1.

      "Assignment and Acceptance" means an assignment and acceptance entered into by a Bank and its assignee and accepted by the Agent pursuant to
   Section 13.8, in substantially the form of Exhibit "D" hereto.

      "Base Rate" means, for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the greater of (a) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% or (b) the Prime Rate in effect on such day. For purposes hereof, "Prime Rate" shall mean the rate of interest per annum then most recently publicly announced from time to time by Chase as its prime rate in effect at its Principal Office; each change in the Prime Rate shall be effective on the date such change is publicly announced as effective. "Federal Funds Effective Rate" shall mean, for any day, the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as released on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so released for any day which is a Business Day, the arithmetic average (rounded upwards to the next 1/100th of 1%), as determined by the Agent, of the quotations for the day of such transactions received by the Agent from three federal funds brokers of recognized standing selected by it. If for any reason the Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Federal Funds Effective Rate for any reason, including the inability of the Agent to obtain sufficient quotations in accordance with the terms thereof, the Base Rate shall be determined without regard to clause (a) of the first sentence of this definition until the circumstances giving rise to such inability no longer exist. Any change in the Base Rate due to a change in the Prime Rate or the Federal Funds Effective Rate shall be effective on the effective date of such change in the Prime Rate or the Federal Funds Effective Rate, respectively. The Base Rate may not be any Bank's best or favored rate and the Banks may make other Loans to other Persons at rates lower than the Base Rate.

      "Base Rate Account" means a portion of a Loan that bears interest at a rate based upon the Base Rate.

      "Borrower" has the meaning set forth in the introductory paragraph of this Agreement.

      "Business Day" means (a) any day excluding Saturday, Sunday, and any day which either is a legal holiday under the laws of the State of Texas or is a day on which banking institutions located in the State of Texas are closed, and (b), with respect to all borrowings, payments, Conversions, Continuations, Interest Periods, and notices in connection with Loans subject to Eurodollar Accounts, any day which is a Business Day described in clause (a) above and which is also a day on which dealings in Dollar (with respect to Eurodollar Accounts) deposits are carried out in the interbank eurodollar market.

      "Capital Lease Obligations" means, as to any Person, the obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) real and/or personal property, which obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP. For purposes of this Agreement, the amount of such Capital Lease Obligations shall be the capitalized amount thereof, determined in accordance with GAAP.

      "Chase" means Chase Bank of Texas, National Association, in its individual capacity and not as Agent.

      "Closing Date" means the first date when all conditions set out in
   Section 6.1 have been satisfied and the initial advance of funds is made hereunder.

      "Code" means the Internal Revenue Code of 1986, as amended, and the regulations promulgated and rulings issued thereunder.

      "Commitment Fee Rate" has the meaning specified in Section 3.2.

      "Commitment Percentage" means, as to any Bank, the percentage equivalent of a fraction the numerator of which is the Revolving Commitment of such Bank and the denominator of which is the aggregate amount of the Revolving Commitments of all of the Banks.

      "Compliance Certificate" means a certificate in substantially the form of Exhibit "B" properly completed and executed by the chief financial officer of Borrower.

      "Consolidated Net Worth" has the meaning specified in Section 10.1.

      "Continue", "Continuation", and "Continued" shall refer to the continuation pursuant to Section 3.5 of a Eurodollar Account as a Eurodollar Account from one Interest Period to the next Interest Period.

      "Convert", "Conversion", and "Converted" shall refer to a conversion pursuant to Section 3.5 or Article 5 of one Type of Account into another Type of Account.

      "Debt" means as to any Person at any time (without duplication): (a) all obligations of such Person for borrowed money; (b) all obligations of such Person evidenced by bonds, notes, debentures, or other similar instruments;
   (c) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable of such Person arising in the ordinary course of business that are not past due by more than ninety
   (90) days; (d) all Capital Lease Obligations of such Person; (e) all Debt or other obligations of others Guaranteed by such Person; (f) all obligations secured by a Lien existing on property owned by such Person, whether or not the obligations secured thereby have been assumed by such Person or are non-recourse to the credit of such Person; (g) all reimbursement obligations of such Person (whether contingent or otherwise) in respect of letters of credit, bankers' acceptances, surety or other bonds, and similar instruments; (h) all liabilities of such Person in respect of all unfunded post-settlement and post-employment benefits including but not limited to unfunded vested benefits under any Plan or Non-US. Employee Plan; (i) indebtedness in respect of mandatory redemption or mandatory dividend rights on capital stock (or other equity) but excluding dividends payable solely in shares of stock; (j) all obligations of such Person, contingent or otherwise, for the payment of money under any noncompete, consulting or similar agreement entered into with the seller of an acquired company (whether by stock or asset acquisition) or any other similar arrangements providing for the deferred payment of the purchase price for an acquisition permitted hereby or an acquisition consummated prior to the date hereof; (k) all obligations of such Person under any interest rate or currency swap, cap, collar or similar hedge agreement or under any currency hedging arraignment; and (l) all other amounts (other than accruals) which are required to be included as liabilities on a consolidated balance sheet of such Person.

      "Default" means an Event of Default or the occurrence of an event or condition which with notice or lapse of time or both would become an Event of Default.

      "Default Rate" means, in respect of any principal of any Loan, or any other amount payable by Borrower under any Loan Document which is not paid when due (whether at stated maturity, by acceleration, or otherwise), a rate per annum during the period commencing on the due date until such amount is paid in full equal to the sum of two percent (2%) plus the Applicable Rate for Base Rate Accounts as in effect from time to time (provided, that if such amount in default is principal of a Loan subject to a Eurodollar Account and the due date is a day other than the last day of an Interest Period therefor, the "Default Rate" for such principal shall be, for the period from and including the due date and to but excluding the last day of the Interest Period therefor, two percent (2%) plus the interest rate for such Loan for such Interest Period as provided in Section
   3.1 hereof, and, thereafter, the rate provided for above in this definition).

      "Dollars" and "$" mean lawful money of the United States of America.

      "Domestic Subsidiary" means any Subsidiary wholly and directly owned by Borrower which is organized under the laws of the United States or one of the States thereof.

      "Eligible Assignee" means one or more commercial bank, savings and loan association, savings bank, finance company, insurance company, pension fund, mutual fund, or other financial institution (whether a corporation, partnership, or other entity) which is qualified to make Loans hereunder, has a combined capital and surplus of at least One Hundred Million Dollars ($100,000,000).

       "Environmental Laws" means any and all federal, state, foreign and local laws, regulations, and requirements pertaining to health, safety, or the environment, as such laws, regulations, and requirements may be amended or supplemented from time to time.

      "Environmental Liabilities" means, as to any Person, all liabilities, obligations, responsibilities, Remedial Actions, losses, damages, punitive damages, consequential damages, treble damages, costs, and expenses, (including, without limitation, all reasonable fees, disbursements and expenses of counsel, expert and consulting fees and costs of investigation and feasibility studies), fines, penalties, sanctions, and interest incurred as a result of any claim or demand, by any Person, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute, including any Environmental Law, permit, order, or agreement with any Governmental Authority or other Person, arising from environmental, health, or safety conditions or the Release or threatened Release of a Hazardous Material into the environment.

      "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations and published interpretations thereunder.

      "ERISA Affiliate" means any corporation or trade or business which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Code) as Borrower or is under common control (within the meaning of Section 414(c) of the Code) with Borrower.

      "Eurodollar Account" means a portion of a Loan that bears interest at a rate based upon the Adjusted Eurodollar Rate.

      "Eurodollar Rate" means, for any Eurodollar Account for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) offered to Chase or one of its Affiliates at approximately 11:00 a.m. London time (or as soon thereafter as practicable) two Business Days prior to the first day of such Interest Period by leading banks in the eurodollar interbank market of Dollar deposits in immediately available funds having a term comparable to such Interest Period and in an amount comparable to the principal amount of the Eurodollar Account applicable to Chase to which such Interest Period relates. If Chase is not participating in a Eurodollar Account during any Interest Period therefor (pursuant to Section 5.4 or for any other reason), the Eurodollar Rate for such Account for such Interest Period shall be determined by reference to the amount of the Account which Chase would have been allocated if it had been participating in such Account.

      "Eurodollar Rate Margin" has the meaning specified in Section 3.2

      "Event of Default" has the meaning specified in Section 11.1.

      "Federal Funds Effective Rate" has the meaning set forth in the definition of Base Rate.

      "Fiscal Quarters" means the four (4) periods falling in each Fiscal Year, each such period three calendar months in duration with the first such period in any Fiscal Year beginning on the first day of May and the last such period in any Fiscal Year ending on the last day of April.

      "Fiscal Year" means twelve (12) month period beginning on the first day of May and ending on the last day of April of each year.

      "Foreign Subsidiary" means any Subsidiary which is organized under the laws of a country or province other than the United States or a State thereof.

      "GAAP" means generally accepted accounting principles, applied on a consistent basis, as set forth in Opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or in statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question. Accounting principles are applied on a "consistent basis" when the accounting principles applied in a current period are comparable in all material respects to those accounting principles applied in a preceding period.

      "Governmental Authority" means any nation or government, any state or political subdivision thereof, and any entity exercising executive, legislative, judicial, regulatory, or administrative functions of or pertaining to government.

      "Guarantee" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (b) entered into for the purpose of assuring in any other manner the obligee of such Debt or other obligation of the payment thereof or to protect the obligee against loss in respect thereof (in whole or in part), provided that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

      "Guaranty" means the guaranty of the Material Subsidiaries in favor of the Agent and the Banks, in substantially the form of Exhibit "C", as the same may be amended or otherwise modified from time to time.

      "Hazardous Material" means any substance, product, waste, pollutant, material, chemical, contaminant, constituent, or other material which is or becomes listed, regulated, or addressed under any Environmental Law.

      "Interest Period" means with respect to any Eurodollar Accounts, each period commencing on the date such Account is established or Converted from a Base Rate Account or the last day of the next preceding Interest Period with respect to such Account, and ending on the numerically corresponding day in the first, second, third or sixth calendar month thereafter, as Borrower may select as provided in Section 3.5 or 4.1, except that each such Interest Period which commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month. Notwithstanding the foregoing: (a) each Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or if such succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day); (b) any Interest Period in existence under a Loan which would otherwise extend beyond the Revolving Termination Date shall end on the Revolving Termination Date; (c) no Interest Period shall have a duration of less than one (1) month and, if the Interest Period would otherwise be a shorter period, the related Account shall not be available hereunder; (d) no more than six (6) Interest Periods shall be in effect with respect to Eurodollar Accounts at the same time; and
   (e) no Interest Period may commence before and end after any principal repayment date unless, after giving effect thereto, the aggregate principal amount of the Eurodollar Accounts having Interest Periods that end after such principal payment date shall be equal to or less than the amount of the Loans scheduled to be outstanding hereunder after such principal payment date.

      "Lien" means any lien, mortgage, security interest, tax lien, financing statement, pledge, charge, hypothecation, assignment, preference, priority, or other encumbrance of any kind or nature whatsoever (including, without limitation, any conditional sale or title retention agreement), whether arising by contract, operation of law, or otherwise.

      "Loan Documents" means this Agreement, the Revolving Notes, the
   Guaranty, and all other promissory notes, guaranties, and other instruments, agreements, and other documentation executed and delivered pursuant to or in connection with this Agreement, as such instruments, agreements, and other documentation may be amended or otherwise modified.

      "Loans" means the advances made pursuant to Section 2.1.

      "Material Adverse Effect" means (a) a material adverse effect on the business, condition (financial or otherwise), operations, prospects, or properties of Borrower and the Subsidiaries taken as a whole or (b) a material adverse effect on the validity, perfection, priority, or ability of the Agent or any Bank to enforce a material provision of the Loan Documents. In determining whether any individual event could reasonably be expected to result in a Material Adverse Effect, notwithstanding that such event does not itself have such effect, a Material Adverse Effect shall be deemed to have occurred if the cumulative effect of such event and all other then existing events could reasonably be expected to result in a Material Adverse Effect. Also, in determining whether any individual event could reasonably be expected to result in a Material Adverse Effect, a Material Adverse Effect shall be deemed to have occurred if such event results or could reasonably be expected to result in an expense or other liability of the Borrower or one of the Subsidiaries in an amount equal to or in excess of Five Million Dollars ($5,000,000); provided that an event which results or could reasonably be expected to result in an expense or other liability of the Borrower or one of the Subsidiaries in an amount less than Five Million Dollars ($5,000,000) could result in a Material Adverse Effect if other factors support such determination.

      "Material Subsidiary" means Plumbmaster, Inc., Resource Electronics, Inc., LSP Products Group, Inc., and Cornerstone Direct Corporation and any other Domestic Subsidiary whose total assets (determined in accordance with GAAP) increase, after the date hereof, to an amount equal to or in excess of ten percent (10%) of the total assets of the Borrower and the Subsidiaries determined on a consolidated basis in accordance with GAAP.

      "Maturity Date" has the meaning specified in Subsection 2.3(a).

      "Maximum Rate" means, at any time and with respect to any Bank, the maximum rate of nonusurious interest under applicable law that such Bank may charge Borrower. The Maximum Rate shall be calculated in a manner that takes into account any and all fees, payments, and other charges contracted for, charged, or received in connection with the Loan Documents that constitute interest under applicable law. Each change in any interest rate provided for herein based upon the Maximum Rate resulting from a change in the Maximum Rate shall take effect without notice to Borrower at the time of such change in the Maximum Rate. For purposes of determining the Maximum Rate under Texas law, the applicable rate ceiling shall be the weekly ceiling described in, and computed in accordance with, Article 5069, Vernon's Texas Civil Statutes.

      "Multiemployer Plan" means a Multiemployer plan defined as such in
   Section 3(37) of ERISA to which contributions have been made by Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA.

      "Non-U.S. Employee Plans" means all employee pension benefit and welfare benefit plans or policies of Borrower or any Subsidiary which are governed by laws other than the laws of the United States and which are applicable to or cover current or former employees or directors of Borrower or any Subsidiary.

      "Obligated Party" means the Material Subsidiaries or any other Person (exclusive of Borrower) who is or becomes party to any agreement that guarantees or secures payment and performance of the Obligations or any part thereof.

      "Obligation" means all obligations, indebtedness, and liabilities of Borrower to the Agent and the Banks, or any of them, arising pursuant to any of the Loan Documents, pursuant to any interest rate swap, interest rate caps, interest rate collars, or other similar agreements entered into by Agent or any Bank with Borrower or any Subsidiary enabling Borrower or a Subsidiary to fix or limit its interest expense or pursuant to any foreign exchange, currency hedging, commodity hedging, or other agreement entered into by Agent or any Bank with Borrower or any Subsidiary enabling Borrower or a Subsidiary to limit the market risk of holding currency in either the cash or futures markets, whether now existing or hereafter arising, whether direct, indirect, related, unrelated, fixed, contingent, liquidated, unliquidated, joint, several, or joint and several, including, without limitation, the obligation of Borrower to repay the Loans, interest on the Loans, and all fees, costs, and expenses (including attorneys' fees and expenses) provided for in the Loan Documents or such agreements enabling Borrower to fix or limit its interest expense or limit its market risk of holding currency.

      "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to all or any of its functions under ERISA.

      "Permitted Holder" has the meaning set forth in Section 11.1 (l).

      "Person" means any individual, corporation, business trust, association, company, partnership, joint venture, Governmental Authority, or other entity.

      "Plan" means any employee benefit plan that is established or maintained by Borrower or any ERISA Affiliate and covered by Title IV of ERISA.

      "Principal Office" means the principal office of the Agent, located at 1111 Fannin, Houston, Texas.

      "Prohibited Transaction" means any transaction set forth in Section
   406 or 407 of ERISA or Section 4975(c)(1) of the Code for which there does not exist a statutory or administrative exemption.

      "Purchase Price" has the meaning set forth in Section 9.2 (d).

      "Quarterly Payment Date" means the last Business Day of March, June, September, and December of each year, the first of which shall be September 30, 1998.

      "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as the same may be amended or supplemented from time to time.

      "Regulatory Change" means, with respect to any Bank, any change after the date of this Agreement in United States federal, state, or foreign laws or regulations (including Regulation D) or the adoption or making after such date of any interpretations, directives, or requests applying to a class of banks including such Bank of or under any United States federal or state, or any foreign, laws or regulations (whether or not having the force of law) by any Governmental Authority or monetary authority charged with the interpretation or administration thereof.

      "Release" means, as to any Person, any release, spill, emission, leaking, pumping, injection, deposit, disposal, disbursement, leaching, or migration of Hazardous Materials into the indoor or outdoor environment or into or out of property owned by such Person, including, without limitation, the movement of Hazardous Materials through or in the air, soil, surface water, ground water, or property in violation of Environmental Laws.

      "Remedial Action" means all actions required to (a) cleanup, remove, treat, or otherwise address Hazardous Materials in the indoor or outdoor environment, (b) prevent the Release or threat of Release or minimize the further Release of Hazardous Materials so that they do not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment, or (c) perform pre-remedial studies and investigations and post-remedial monitoring and care.

      "Required Banks" means Banks having (a) fifty-one percent (51%) or more of the Revolving Commitments or (b) if all Revolving Commitments have terminated, fifty-one percent (51%) or more of the outstanding principal amount of the Loans.

      "Reportable Event" means any of the events set forth in Section 4043 of ERISA.

      "Reserve Requirement" means, for any Eurodollar Account for any Interest Period therefor, the average maximum rate at which reserves (including any marginal, supplemental, or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System in New York City with deposits exceeding one billion Dollars against "Eurocurrency Liabilities" as such term is used in Regulation D. Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such member banks by reason of any Regulatory Change against any category of liabilities which includes deposits by reference to which the Adjusted Eurodollar Rate is to be determined or any category of extensions of credit or other assets which include Eurodollar Accounts.

      "Revolving Commitment" means, as to each Bank, the obligation of such Bank to make advances of funds in an aggregate principal amount at any one time outstanding up to but not exceeding the amount either set forth opposite the name of such Bank on Schedule 1.1(a) or set forth in the most recent duly executed Assignment and Acceptance entered into by such Bank, as the same may be reduced or terminated pursuant to Sections 2.6, 11.2 or
   13.8. The aggregate amount of the Revolving Commitments of all Banks equals Fifty Million Dollars ($50,000,000).

      "Revolving Notes" means the promissory notes provided for by Section 2.2 and all amendments or other modifications thereof.

      "Revolving Termination Date" means August 7, 2001, or such earlier date on which the Revolving Commitments terminate as provided in this Agreement.

      "Subsidiary" means any corporation (or other entity) of which at least a majority of the outstanding shares of stock (or other ownership interests) having by the terms thereof ordinary voting power to elect a majority of the board of directors (or similar governing body) of such corporation (or other entity) (irrespective of whether or not at the time stock (or other ownership interests) of any other class or classes of such corporation
   (or other entity) shall have or might have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by Borrower or one or more of the Subsidiaries or by Borrower and one or more of the Subsidiaries.

      "Subsidiary Joinder Agreement" means an agreement which has been or will be executed by a Material Subsidiary adding it as a party to the Guaranty, in substantially the form of Exhibit "E" hereto, as the same may be amended or otherwise modified.

      "Total Debt to EBITDA Ratio" has the meaning specified in Section 10.2.

      "Type" means any one of the types of Account (i.e., either a Base Rate Account or Eurodollar Account).

      "UCC" means the Uniform Commercial Code as in effect in the State of Texas.

      "United States" means the United States of America.

      Section 1.2 Other Definitional Provisions. All definitions contained in this Agreement are equally applicable to the singular and plural forms of the terms defined. The words "hereof", "herein", and "hereunder" and words of similar import referring to this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Unless otherwise specified, all Article and Section references pertain to this Agreement. Terms used herein that are defined in the UCC, unless otherwise defined herein, shall have the meanings specified in the UCC.

      Section 1.3 Accounting Terms and Determinations. Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to the Agent and the Banks hereunder shall be prepared, in accordance with GAAP, on a basis consistent with those used in the preparation of the financial statements referred to in Section 7.2 hereof. All calculations made for the purposes of determining compliance with the provisions of this Agreement shall be made by application of GAAP, on a basis consistent with those used in the preparation of the financial statements referred to in Section 7.2 hereof. To enable the ready and consistent determination of compliance by Borrower with its obligations under this Agreement, Borrower will not change the manner in which either the last day of its Fiscal Year or the last days of the first three Fiscal Quarters of its Fiscal Year is calculated. In the event any changes in accounting principles required by GAAP or recommended by Borrower's certified public accountants and implemented by Borrower occur and such changes result in a change in the method of the calculation of financial covenants, standards, or terms under this Agreement, then Borrower, the Agent, and the Banks agree to enter into negotiations in order to amend such provisions of this Agreement so as to equitably reflect such changes with the desired result that the criteria for evaluating such covenants, standards, or terms shall be the same after such changes as if such changes had not been made. Until such time as such an amendment shall have been executed and delivered by the Agent, Borrower and the Required Banks, all financial covenants, standards, and terms in this Agreement shall continue to be calculated or construed as if such changes had not occurred.

      Section 1.4 Time of Day. Unless otherwise indicated, all references in this Agreement to times of day shall be references to Texas time.


                                    ARTICLE 2

                            Revolving Credit Facility

      Section 2.1 Revolving Commitments. Subject to the terms and conditions of this Agreement, each Bank severally agrees to make one or more advances to Borrower from time to time from and including the Closing Date to but excluding the Revolving Termination Date in an aggregate principal amount at any time outstanding up to but not exceeding the amount of such Bank's Revolving Commitment as then in effect; provided, however, the aggregate outstanding amount of such advances owed to all Banks shall not exceed the aggregate Revolving Commitments. Subject to the foregoing limitations, and the other terms and provisions of this Agreement, Borrower may borrow, prepay, and reborrow hereunder the amount of the Revolving Commitments and may establish Base Rate Accounts and Eurodollar Accounts thereunder. Accounts of each Type made by each Bank shall be established and maintained at such Bank's Applicable Lending Office for Accounts of such Type.

      Section 2.2 Revolving Notes. The Loans made by a Bank shall be evidenced by a single promissory note of Borrower in substantially the form of Exhibit "A" hereto, dated the date hereof, payable to the order of such Bank and otherwise duly completed.

      Section 2.3 Repayment of Loans. Borrower shall pay to the Agent for the account of the Banks the principal amount of the Loans outstanding on the Revolving Termination Date in installments as follows:

        (a) On each of the first eleven (11) Quarterly Payment Dates following the Revolving Termination Date, an amount equal to the quotient obtained by dividing the aggregate amount of the Loans outstanding as of the Revolving Termination Date by twelve (12); and

        (b) On the twelfth (12th) Quarterly Payment Date following the Revolving Termination Date (the "Maturity Date"), an amount equal to the remaining aggregate unpaid principal amount of the Loans.

      Section 2.4 Use of Proceeds. The proceeds of the Loans shall be used by Borrower for its and the Subsidiaries working capital in the ordinary course of business and for its and the Subsidiaries other general corporate purposes.

      Section 2.5 Revolving Commitment Fee. Borrower agrees to pay to the Agent for the account of each Bank a commitment fee on the daily average unused amount of such Bank's Revolving Commitment for the period from and including the Closing Date to and including the Revolving Termination Date, at a rate equal to the Commitment Fee Rate. For the purpose of calculating the commitment fee hereunder, the Revolving Commitments shall be deemed utilized by the amount of all outstanding Loans. Accrued commitment fees under this Section 2.5 shall be in arrears on each Quarterly Payment Date and on the Revolving Termination Date.

      Section 2.6 Reduction or Termination of Revolving Commitments. Borrower shall have the right to terminate or reduce in part the unused portion of the Revolving Commitments at any time and from time to time, provided that:
   (a) Borrower shall give notice of each such termination or reduction as provided in Section 4.3; and (b) each partial reduction shall be in an aggregate amount at least equal to One Million Dollars ($1,000,000). The Revolving Commitments may not be reinstated after they have been terminated or reduced.

                                ARTICLE 3

                            Interest and Fees

      Section 3.1 Interest Rate. Subject to Section 13.12, Borrower shall pay to the Agent for the account of each Bank interest on the unpaid principal amount of each Loan made by such Bank for the period commencing on the date of such Loan to but excluding the date such Loan is due, at a fluctuating rate per annum equal to the Applicable Rate. The term "Applicable Rate" means (i) during the period that a Loan or portions thereof is subject to a Base Rate Account, the Base Rate and (ii) during the period that such Loans or portions thereof is subject to a Eurodollar Account, the sum of Adjusted Eurodollar Rate plus the Eurodollar Rate Margin.

      Section 3.2 Determinations of Margins and Fees. The margins identified in Section 3.1 and the fees payable under Section 2.5 shall be defined and determined as follows:

        (a) "Commitment Fee Rate" shall mean (i) during the period commencing on the Closing Date and ending on but not including the first Adjustment Date, one-fourth of one percent (0.25%) per annum and (ii) during each period, from and including one Adjustment Date to but excluding the next Adjustment Date (herein a "Calculation Period"), the percent per annum set forth in the table below under the heading "Commitment Fee" opposite the Total Debt to EBITDA Ratio which corresponds to the Total Debt to EBITDA Ratio set forth in, and as calculated in accordance with, the applicable Compliance Certificate.

        (b) "Eurodollar Rate Margin" shall mean (i) during the period commencing on the Closing Date and ending on but not including the first Adjustment Date, five-eighths of one percent (0.625%) per annum and (ii) during each Calculation Period, the percent per annum set forth in the table below under the applicable heading for Eurodollar Margin (i.e., as applicable prior to or on or after the Revolving Termination Date) opposite the Total Debt to EBITDA Ratio which corresponds to the Total Debt to EBITDA Ratio set forth in, and as calculated in accordance with, the applicable Compliance Certificate. The change in the Eurodollar Rate Margin contemplated as of the Revolving Termination Date shall occur automatically on the Revolving Termination Date (even if in the middle of a Calculation Period) based on the most recent calculation of the Total Debt to EBITDA Ratio and the table set forth below.


   Total Debt to     Eurodollar Margin     Eurodollar Margin     Commitment Fee
   EBITDA Ratio      (prior to Revolving      (on and after
                    Termination Date)         Revolving
                                          Termination Date)

   Greater than
   or equal to
   1.50                    1.25%                 1.30%               0.35%

   Greater than
   or equal to
   1.00 but less
   than 1.50               1.00%                 1.05%               0.30%

   Greater than
   or equal to
   0.50 but less
   than 1.00               0.75%                 0.80%               0.275%

   Less than 0.50          0.625%                0.63%               0.25%

   Upon delivery of the Compliance Certificate pursuant to subsection 8.1(c) in connection with the financial statements of Borrower and the Subsidiaries required to be delivered pursuant to Section 8.1(b) at the end of each Fiscal Quarter commencing with such Compliance Certificate delivered at the end of the Fiscal Quarter ending on July 31, 1998, the Eurodollar Rate Margin (for Interest Periods commencing after the applicable Adjustment
   Date) and the Commitment Fee Rate shall automatically be adjusted in accordance with the Total Debt to EBITDA Ratio set forth therein and the table set forth above, such automatic adjustment to take effect as of the first Business Day after the receipt by the Agent of the related Compliance Certificate pursuant to Section 8.1(c) (each such Business Day when such margins or fees change pursuant to this sentence or the next following sentence, herein an "Adjustment Date"). If Borrower fails to deliver such Compliance Certificate which so sets forth the Total Debt to EBITDA Ratio within the time period required by subsection 8.1(c) and the Agent gives the Borrower written notice thereof, then (i) the Eurodollar Rate Margin (for Interest Periods commencing after the applicable Adjustment Date) shall automatically be adjusted to the highest Eurodollar Rate Margin set forth in the table above; and (ii) the Commitment Fee Rate shall automatically be adjusted to one-fourth of one percent (0.25%) per annum, such automatic adjustments to take effect ten (10) days after Agent shall have given the notice required hereby and to remain in effect until subsequently adjusted in accordance herewith upon the delivery of a Compliance Certificate.

      Section 3.3 Payment Dates. Accrued interest on the Loans shall be due and payable as follows: (i) in the case of Loans subject to Base Rate Accounts, in Dollars and on each Quarterly Payment Date; and (ii) in the case of Loans subject to Eurodollar Accounts and with respect to each such Account, in Dollars and on the last day of the Interest Period with respect thereto and, in the case of an Interest Period that is six (6) months long, on the date three months after the first day of such Interest Period.

      Section 3.4 Default Interest. Notwithstanding the foregoing, Borrower will pay to the Agent for the account of each Bank interest at the applicable Default Rate on any principal of any Loan made by such Bank and (to the fullest extent permitted by law) any other amount payable by Borrower under any Loan Document to or for the account of the Agent or such Bank, that is not paid in full when due (whether at stated maturity, by acceleration, or otherwise), for the period from and including the due date thereof to but excluding the date the same is paid in full. Interest payable at the Default Rate shall be payable from time to time on demand. Interest accrued under this Section 3.4 shall be paid in Dollars.

      Section 3.5  Conversions and Continuations of Accounts.  Subject to
   Section 4.2, Borrower shall have the right from time to time to (i) Convert all or part of any Base Rate Account into a Eurodollar Account; (ii) Convert all or part of a Eurodollar Account into a Base Rate Account; or (iii) Continue a Eurodollar Account as a Eurodollar Account, provided that: (a) Borrower shall give the Agent notice of each such Conversion or Continuation as provided in Section 4.3; (b) Eurodollar Accounts may only be Converted on the last day of the Interest Period therefor; and (c) except for Conversions into Base Rate Accounts, no Conversions or Continuations shall be made while a Default exists.

      Section 3.6 Computations. Interest and fees payable by Borrower hereunder and under the other Loan Documents shall be computed as follows:
   (i) with respect to Eurodollar Accounts on the basis of a year of 360 days and the actual number of days elapsed (including the first day but excluding the last day) occurring in the period for which payable unless such calculation would result in a usurious rate, in which case interest shall be calculated on the basis of a year of 365 or 366 days, as the case may be; (ii) with respect to Base Rate Accounts (A) if based on the Prime Rate, on the basis of a year of 365/366 days and the actual number of days elapsed (including the first day but excluding the last day) occurring in the period for which payable or (B) if based on the Federal Funds Effective Rate, on the basis of a year of 360 days and the actual number of days elapsed (including the first day but excluding the last day) occurring in the period for which payable unless such calculation would result in a usurious rate, in which case interest shall be calculated on the basis of a year of 365 or 366 days, as the case may be.

                                    ARTICLE 4

                              Administrative Matters

      Section 4.1 Borrowing Procedure. Borrower shall give the Agent, and the Agent shall give the Banks, notice of each borrowing under the Revolving Commitments in accordance with Section 4.3. Not later than 1:00 p.m. on the date specified for each borrowing under the Revolving Commitment each Bank will make available to the Agent the amount of the Loan to be made by it on such date, at the Principal Office, in immediately available funds, for the account of Borrower. The amount so received by the Agent shall, subject to the terms and conditions of this Agreement, be made available to Borrower by
   (a) depositing the same, in immediately available funds, in an account of Borrower (designated by Borrower) maintained with the Agent at the Principal Office or (b) wire transferring such funds to a Person or Persons designated by Borrower in writing.

      Section 4.2 Minimum Amounts. Except for prepayments pursuant to Article 5, each borrowing under a Loan and each prepayment of principal of a Loan shall be in a minimum principal amount of One Million Dollars ($1,000,000) or any larger amount in increments of Five Hundred Thousand Dollars ($500,000). Except for Conversions pursuant to Article 5, each Eurodollar Account shall be in a minimum principal amount of One Million Dollars ($1,000,000) or any larger amount in increments of Five Hundred Thousand Dollars ($500,000).

      Section 4.3 Certain Notices. Notices by Borrower to the Agent of terminations or reductions of Revolving Commitments, of borrowings and prepayments of Loans, and of Conversions and Continuations of Accounts shall be in writing or verbal (which verbal notice shall be confirmed in writing), shall be irrevocable and shall be effective only if received by the Agent not later than 10:00 a.m. (a) on the Business Day of the borrowing, prepayment or repayment of Loans subject to Base Rate Accounts or of the Conversion into Base Rate Accounts and (b) with respect to any other repayments, terminations, reductions, borrowings, Conversions, Continuations, or prepayments, on the Business Day which is the number of Business Days prior to the day of the relevant action specified below:

                                                Number of Business Days
                  Action                           Prior to Action

   Termination or reduction of Revolving
   Commitments                                           5

   Borrowing or prepayment of Loans subject
   to Eurodollar Accounts and Conversions
   into or Continuations as Eurodollar Accounts          3


   Any notices of the type described in this Section 4.3 which are received by the Agent after 10:00 a.m. on a Business Day shall be deemed to be received and shall be effective on the next Business Day. Each such notice of termination or reduction shall specify the amount of the Revolving Commitments to be terminated or reduced. Each such notice of borrowing, Conversion, Continuation, or prepayment shall: (a) specify the Loans to be borrowed or prepaid or the Accounts to be Converted or Continued; (b) the amount (subject to Section 4.2 hereof) to be borrowed, Converted, Continued, or prepaid; (c) in the case of a Conversion, the Type of Account to result from such Conversion; (d) in the case of a borrowing, the Type of Account or Accounts to be applicable to such borrowing and the amounts thereof; (e) in the event a Eurodollar Account is selected, the duration of the Interest Period therefor; and (f) the date of borrowing, Conversion, Continuation, or prepayment (which shall be a Business Day).
   The Agent shall notify the Banks of the contents of each such notice on the date of its receipt of same or, if received on or after 10:00 a.m. on a Business Day, on the next Business Day. In the event Borrower fails to select the Type of Account applicable to a Loan, or the duration of any Interest Period for any Eurodollar Account, within the time period and otherwise as provided in this Section 4.3, such Account (if outstanding as a Eurodollar Account) will be automatically Converted into a Base
   Rate Account on the last day of the preceding Interest Period for such Account or (if not outstanding) will be made as, a Base Rate Account. Borrower may not borrow any Loans subject to a Eurodollar Account, Convert any Base Rate Accounts into Eurodollar Accounts, or Continue any Eurodollar Account if the Applicable Rate for such Accounts would exceed the Maximum Rate or if a Default exists.

      Section 4.4 Prepayments. Subject to Section 4.2 and the provisions of this Section 4.4, Borrower may, at any time and from time to time without premium or penalty upon prior notice to the Agent as specified in Section 4.3, prepay or repay any Loan in full or in part; provided that Loans subject to a Eurodollar Account may be prepaid or repaid only on the last day of the Interest Period applicable thereto unless Borrower pays to the Agent for the account of the applicable Banks any amounts due under
   Section 5.4 as a result of such prepayment or repayment.

      Section 4.5 Method of Payment. Except as otherwise expressly provided herein, all payments of principal, interest, and other amounts to be made by Borrower or any Obligated Party under the Loan Documents shall be made to the Agent at the Principal Office for the account of each Bank's Applicable Lending Office in Dollars and in immediately available funds, without setoff, deduction, or counterclaim, not later than 1:00 p.m. on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). Borrower and each Obligated Party shall, at the time of making each such payment, specify to the Agent the sums payable under the Loan Documents to which such payment is to be applied (and in the event that Borrower fails to so specify, or if an Event of Default exists, the Agent may apply such payment to the Obligations in such order and manner as it may elect in its sole discretion, subject to Section 4.6 hereof). Each payment received by the Agent under any Loan Document for the account of a Bank shall be paid to such Bank by 3:00 p.m. on the date the payment is deemed made to the Agent in immediately available funds in the currency received, for the account of such Bank's Applicable Lending Office. Whenever any payment under any Loan Document shall be stated to be due on a day that is not a Business Day, such payment may be made on the next succeeding
   Business Day, and such extension of time shall in such case be included in the computation of the payment of interest and commitment fee, as the case may be.

      Section 4.6 Pro Rata Treatment. Except to the extent otherwise provided herein: (a) each Loan shall be made by the Banks, each payment of commitment fees under Section 2.5 shall be made for the account of the Banks, and each termination or reduction of the Revolving Commitments shall be applied to the Revolving Commitments of the Banks, pro rata according to their respective Commitment Percentages; (b) the making, Conversion and Continuation of Accounts of a particular Type shall be made pro rata among the Banks holding Accounts of such Type according to their respective Commitment Percentages; and (c) each payment and prepayment of principal of or interest on Loans by Borrower shall be made to the Agent for the account of the Agent or the Banks holding such Loans pro rata in accordance with the respective unpaid principal amounts of such Loans (except as otherwise may be required as a result of the operation of Section 5.4). If at any time payment, in whole or in part, of any amount distributed by the Agent hereunder is rescinded or must otherwise be restored or returned by Agent as a preference, fraudulent conveyance, or otherwise under any bankruptcy, insolvency, or similar law, then each Person receiving any portion of such amount agrees, upon demand, to return the portion of such amount it has received to the Agent.

      Section 4.7 Sharing of Payments. If a Bank shall obtain payment of any principal of or interest on any of the Obligations due to such Bank hereunder directly (and not through the Agent) through the exercise of any right of set-off, banker's lien, counterclaim, or similar right, or otherwise, it shall promptly purchase from the other Banks participations in the Obligations held by the other Banks in such amounts, and make such other adjustments from time to time as shall be equitable to the end that all the Banks shall share the benefit of such payment pro rata in accordance with the unpaid principal of and interest on the Obligations then due to each of them. To such end, all of the Banks shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if all or any portion of such excess payment is thereafter rescinded or must otherwise be restored. Borrower agrees, to the fullest extent it may effectively do so under applicable law, that any Bank so purchasing a participation in the Obligations held by the other Banks may exercise all rights of set-off, banker's lien, counterclaim, or similar rights with respect to such participation as fully as if such Bank were a direct holder of Obligations in the amount of such participation. Nothing contained herein shall require any Bank to exercise any such right or shall affect the right of any Bank to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of Borrower.

      Section 4.8 Non-Receipt of Funds by the Agent. Unless the Agent shall have been notified by a Bank or Borrower (the "Payor") prior to the date on which such Bank is to make payment to the Agent hereunder or Borrower is to make a payment to the Agent for the account of one or more of the Banks, as the case may be (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Agent, the Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient on such date and, if the Payor has not in fact made the Required Payment to the Agent, (a) the recipient of such payment shall, on demand, pay to the Agent the amount made available to it together with interest thereon in respect of the period commencing on the date such amount was so made available by the Agent until the date the Agent recovers such amount at a rate per annum equal to the Federal Funds Effective Rate for such period and (b) the Agent shall be entitled to offset against any and all sums to be paid to such recipient, the amount calculated in accordance with the foregoing clause (a).

      Section 4.9 Withholding Taxes. All payments by Borrower of amounts payable under any Loan Document shall be payable without deduction for or on account of any present or future taxes, duties, or other charges levied or imposed by the United States or by the government of any jurisdiction outside the United States or by any political subdivision or taxing authority of or in any of the foregoing through withholding or deduction with respect to any such payments (but excluding any tax imposed on or measured by the net income or profit of a Bank pursuant to the laws of the jurisdiction in which it is organized or in which the principal office or Applicable Lending Office of such Bank is located or any subdivision thereof or therein). If any such taxes, duties, or other charges are so levied or imposed, Borrower will make additional payments in such amounts so that every net payment of amounts payable by it under any Loan Document, after withholding or deduction for or on account of any such present or future taxes, duties, or other charges, will not be less than the amount provided for herein or therein, provided that Borrower may withhold to the extent required by law and shall have no obligation to pay such additional amounts to any Bank to the extent that such taxes, duties, or other charges are levied or imposed by reason of the failure or inability of such Bank to comply with the provisions of Section 4.10. Borrower shall furnish promptly to the Agent for distribution to each affected Bank, as the case may be, official receipts evidencing any such withholding or reduction.

      Section 4.10 Withholding Tax Exemption. Each Bank that is not incorporated under the laws of the United States or a state thereof agrees that it will deliver to Borrower and the Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224 (or a successor form), certifying in either case that such Bank is entitled to receive payments from Borrower under any Loan Document without deduction or withholding of any income taxes. Each Bank which so delivers a Form 1001 or 4224 further undertakes to deliver to Borrower and the Agent two (2) additional copies of such form (or a successor form) on or before the date such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by Borrower or the Agent, in each case certifying that such Bank is entitled to receive payments from Borrower under any Loan Document without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law, or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Bank from duly completing and delivering any such form with respect to it and such Bank advises Borrower and the Agent that it is not capable of receiving such payments without any deduction or withholding of United States federal income tax.

                                 ARTICLE 5

                     Yield Protection and Illegality

      Section 5.1  Additional Costs.

        (a) Borrower shall pay directly to the Agent for distribution to the applicable Bank from time to time such amounts as such Bank may determine to be necessary to compensate it for any reasonable costs incurred by such Bank which such Bank determines are attributable to its making or maintaining of any Eurodollar Accounts hereunder or its obligation to make Loans subject Eurodollar Accounts hereunder, or any reduction in any amount receivable by such Bank hereunder in respect of any such Accounts or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change which:

             (i) changes the basis of taxation of any amounts payable to such Bank under this Agreement or its Revolving Note in respect of any of such Accounts (other than franchise taxes and taxes imposed on the overall net income of such Bank or its Applicable Lending Office for any of such Accounts by the United States or the jurisdiction in which such Bank has its Principal Office or such Applicable Lending Office);

             (ii) imposes or modifies any reserve, special deposit, minimum capital, capital ratio, or similar requirement relating to any extensions of credit or other assets of, or any deposits with or other liabilities or commitments of, such Bank (including any of such Loans or any deposits referred to in the definitions of "Eurodollar Rate" in Section 1.1 hereof); or

             (iii) imposes any other condition affecting this Agreement or the Revolving Notes or any of such extensions of credit or liabilities or commitments.

   Each Bank will notify the Agent (and Agent will promptly forward such notice to the Borrower) of any event occurring after the date of this Agreement which will entitle such Bank to compensation pursuant to this Subsection 5.1(a) as promptly as practicable after it obtains knowledge thereof and determines to request such compensation, and will designate a different Applicable Lending Office for the Accounts affected by such event if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the sole opinion of such Bank, violate any law, rule, or regulation or be in any way disadvantageous to such Bank. Each Bank will furnish Agent with a certificate setting forth the basis and the amount of each request of such Bank for compensation under this Subsection 5.1(a). If any Bank requests compensation from Borrower under this Subsection 5.1(a), Borrower may, by notice to such Bank (with a copy to the Agent) suspend the obligation of such Bank to make or to Continue Eurodollar Accounts of the Type in question or to Convert Base Rate Accounts into Eurodollar Accounts (if Eurodollar Accounts are the Type in question) until the Regulatory Change giving rise to such request ceases to be in effect (in which case the provisions of Section 5.4 hereof shall be applicable).

        (b)  Without limiting the effect of the foregoing provisions of this
   Section 5.1, in the event that, by reason of any Regulatory Change, any Bank either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Bank which includes deposits by reference to which the interest rate on a Eurodollar Account is determined as provided in this Agreement or a category of extensions of credit or other assets of such Bank which includes a Eurodollar Account or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, if such Bank so elects by notice to Agent (which notice Agent agrees to promptly forward to the Borrower), the obligation of such Bank to make or to Continue Loans subject to the affected Eurodollar Account or to Convert Base Rate Accounts into Eurodollar Accounts (if a Eurodollar Account is the Type of Account affected) shall be suspended until the Regulatory Change giving rise to such request ceases to be in effect (in which case the provisions of Section 5.4 hereof shall be applicable).

        (c)  Determinations and allocations by any Bank for purposes of this
   Section 5.1 of the effect of any Regulatory Change on its costs of maintaining its obligation to make Loans subject to Eurodollar Accounts or of making or maintaining Loans subject to Eurodollar Accounts or on amounts receivable by it in respect of such Loans and of the additional amounts required to compensate such Bank in respect of any Additional Costs, shall, absent manifest error, be conclusive, provided that such determinations and allocations are made on a reasonable basis.

      Section 5.2 Limitation on Eurodollar Accounts. Anything herein to the contrary notwithstanding, if with respect to any Eurodollar Accounts for any Interest Period therefor:

        (a) The Agent determines (which determination shall be conclusive) that quotations of interest rates for the relevant deposits referred to in the definitions of "Eurodollar Rate" in Section 1.1 hereof are not being provided in the relative amounts or for the relative maturities for purposes of determining the rate of interest for the Loans subject to Eurodollar Accounts as provided in this Agreement; or

        (b) Required Banks determine (which determination shall be conclusive) and notify the Agent that the relevant rates of interest referred to in the definitions of "Adjusted Eurodollar Rate" in Section 1.1 hereof on the basis of which the rate of interest for such Loans for such Interest Period is to be determined do not accurately reflect the cost to the Banks of making or maintaining such Loans for such Interest Period;

   then the Agent shall give Borrower prompt notice thereof specifying the relevant Account and the relevant amounts or periods, and so long as such condition remains in effect, the Banks shall be under no obligation to make additional Loans subject to the Account of the affected Type or, if a Eurodollar Account is the affected Type, to Convert Base Rate Accounts into Eurodollar Accounts and Borrower shall, on the last day(s) of the then current Interest Period(s) for the outstanding affected Eurodollar Accounts, either prepay the Loans subject to such Accounts or Convert such Accounts into Base Rate Accounts in accordance with the terms of this Agreement. Determinations made under this Section 5.2 shall be made on a reasonable basis.

      Section 5.3 Illegality. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for any Bank or its Applicable Lending Office to (a) honor its obligation to make Loans subject to a Eurodollar Account or (b) maintain Loans subject to a Eurodollar Account, then such Bank shall promptly notify Agent thereof (and Agent shall promptly forward such notice to the Borrower) and such Bank's obligation to make or maintain Loans subject to the Eurodollar Account in question and, to Convert Base Rate Accounts into Eurodollar Accounts, shall be suspended until such time as such Bank may again make and maintain Loans subject to such Account (in which case the provisions of Section 5.4 shall be applicable).

      Section 5.4 Treatment of Affected Loans. If the obligation of a Bank to make or to Continue a Eurodollar Account is suspended under the terms of
   Section 5.1 or 5.3 hereof (hereinafter such Eurodollar Accounts called "Affected Accounts"), the Bank's Affected Accounts shall be automatically Converted into Base Rate Accounts on the last day(s) of the then current Interest Period(s) (or, in the case of Affected Accounts subject to Subsection 5.1(b) or Section 5.3 hereof, on such earlier date as such Bank may specify to Borrower with a copy to the Agent). Unless and until such Bank gives notice as provided below that the circumstances specified in Section 5.1 or 5.3 hereof no longer exist: (a) to the extent that such Bank's Affected Accounts have been so Converted or repaid, all payments and prepayments of principal which would otherwise be applied to such Bank's Affected Accounts shall be applied instead to its Base Rate Accounts; and
   (b) all Accounts which would otherwise be established or Continued by such Bank as Accounts of the affected Type shall be made as or, in the case of Eurodollar Accounts only, Converted into Base Rate Accounts. If such Bank gives notice to the Agent that the circumstances specified in Section 5.1 or 5.3 hereof which gave rise to such Bank's Affected Accounts no longer exist (which such Bank agrees to do promptly upon such circumstances ceasing to exist) at a time when Eurodollar Accounts are outstanding, such Bank's Base Rate Accounts shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding Eurodollar Accounts to the extent necessary so that, after giving effect thereto, all Accounts held by the Banks holding Eurodollar Accounts and by such Bank are held pro rata (as to principal amounts and Interest Periods) in accordance with their respective Commitment Percentages.

      Section 5.5 Compensation. Borrower shall pay to the Agent for the account of each Bank, upon the request of such Bank made through the Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Bank) to compensate it for any loss, cost, or expense incurred by it as a result of:

        (a) Any payment or prepayment of a Loan subject to a Eurodollar Account or Conversion of a Eurodollar Account for any reason (including, without limitation, the acceleration of the outstanding Loans pursuant to Subsection 11.2(a)) on a date other than the last day of an Interest Period for the applicable Account; or

        (b) Any failure by Borrower for any reason (including, without limitation, the failure of any conditions precedent specified in Article 6 to be satisfied) to borrow or prepay a Loan subject to a Eurodollar Account, or Convert a Base Rate Account to a Eurodollar Account on the date for such borrowing, Conversion, or prepayment specified in the relevant notice of borrowing, prepayment, or Conversion under this Agreement.

   Without limiting the effect of the preceding sentence, such compensation shall include an amount equal to the excess, if any, of (i) the amount of interest which otherwise would have accrued on the principal amount so paid or Converted or not borrowed for the period from the date of such payment, Conversion, or failure to borrow to the last day of the Interest Period for such Account (or, in the case of a failure to borrow, the Interest Period for such Account which would have commenced on the date specified for such borrowing) at the applicable rate of interest for such Account provided for herein over (ii) the interest component of the amount such Bank would have bid in the interbank eurodollar market for such deposits of leading banks in amounts comparable to such principal amount and with maturities comparable to such period.

      Section 5.6 Capital Adequacy. If after the date hereof, any Bank shall have determined that any Regulatory Change has or would have the effect of reducing the rate of return on such Bank's (or its parent's) capital as a consequence of its obligations hereunder or the transactions contemplated hereby to a level below that which such Bank (or its parent) could have achieved but for such adoption, implementation, change, or compliance (taking into consideration such Bank's policies with respect to capital adequacy) by an amount deemed by such Bank to be material, then from time to time, within ten (10) Business Days after demand by such Bank made to the Agent (which Agent agrees to promptly forward to the Borrower), Borrower shall pay to the Agent for the account of the applicable Bank such additional amount or amounts as will compensate such Bank (or its parent) for such reduction. A certificate of such Bank claiming compensation under this Section 5.6 and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive, provided that the determination thereof is made on a reasonable basis. In determining such amount or amounts, such Bank may use any reasonable averaging and attribution methods.

                                 ARTICLE 6

                           Conditions Precedent

      Section 6.1 Initial Loan. The obligation of each Bank to make its initial Loan on or after the Closing Date are subject to the condition precedent that the Agent shall have received on or before the day of any such Loan all of the following, each dated (unless otherwise indicated) the date hereof, in form and substance satisfactory to the Agent:

        (a) Resolutions. Resolutions of the Board of Directors (or other similar authorizing documents) of Borrower and each Material Subsidiary certified by its Secretary or an Assistant Secretary (or other similar officer) which authorize its execution, delivery, and performance of the Loan Documents to which it is or is to be a party.

        (b) Incumbency Certificate. A certificate of incumbency certified by the Secretary or an Assistant Secretary (or similar officer) of Borrower and each Material Subsidiary certifying the name of each of its officers
      (i) who are authorized to sign the Loan Documents to which it is or is to be a party (including the certificates contemplated herein) together with specimen signatures of each such officers and (ii) who will, until replaced by other officers duly authorized for that purpose, act as its representative for the purposes of signing documentation and giving notices and other communications in connection with the Loan Documents.

        (c) Articles of Incorporation. The articles of incorporation (or similar governing document) of Borrower and each Material Subsidiary (certified by the Secretary of State of the state of its incorporation (or the other appropriate governmental officials of its jurisdiction of organization) and dated a current date.

        (d) Bylaws. The bylaws (or similar governing document) of Borrower and each Material Subsidiary certified by its Secretary or an Assistant Secretary.

        (e) Governmental Certificates. Certificates of the appropriate government officials of the state of incorporation (or the other appropriate governmental officials of its jurisdiction of organization) of Borrower and each Material Subsidiary as to its existence and good standing and certificates of the appropriate government officials of Texas (if Borrower or a Material Subsidiary is not a Texas corporation), as to Borrower's and each such Subsidiary's qualification to do business and good standing in Texas, all dated a current date.

        (f) Revolving Notes. A Revolving Note payable to each Bank executed by Borrower.

        (g)  Guaranty.  The Guaranty executed by each of the Material
      Subsidiaries.

        (h) Insurance Policies. Certificates of insurance summarizing the insurance policies of Borrower and the Subsidiaries required by this Agreement and reflecting the Agent as additional insured under such policies.

        (i) Opinion of Counsel. Favorable opinions of legal counsel to Borrower and the Material Subsidiaries, as to such matters as the Agent may reasonably request.

        (j) Attorneys' Fees and Expenses. Evidence that the costs and expenses (including attorneys' fees) referred to in Section 13.1, to the extent incurred, shall have been paid in full by Borrower.

        Section 6.2 All Loans. The obligation of each Bank to make any Loan (including the initial Loan) on or after the Closing Date is subject to the following additional conditions precedent:

        (a) No Default. No Default shall have occurred and be continuing, or would result from such Loan;

        (b) Representations and Warranties. All of the representations and warranties contained in Article 7 hereof and in the other Loan Documents shall be true and correct on and as of the date of such Loan with the same force and effect as if such representations and warranties had been made on and as of such date except to the extent that such representations and warranties relate specifically to another date; and

        (c) Additional Documentation. The Agent shall have received such additional approvals, opinions, or documents as the Agent may reasonably request.

   Each notice of borrowing by Borrower hereunder shall constitute a representation and warranty by Borrower that the conditions precedent set forth in Subsections 6.2(a) and (b) have been satisfied (both as of the date of such notice and, unless Borrower otherwise notifies the Agent prior to the date of such borrowing, as of the date of such borrowing).


                                 ARTICLE 7

                     Representations and Warranties

      To induce the Agent and the Banks to enter into this Agreement, Borrower represents and warrants to the Agent and the Banks that:

      Section 7.1 Corporate Existence. Borrower and each Subsidiary (a) is a corporation or other entity (as reflected on Schedule 7.14) duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation or organization, (b) has all requisite power and authority to own its assets and carry on its business as now being or as proposed to be conducted, and (c) is qualified to do business in all jurisdictions in which the nature of its business makes such qualification necessary and where failure to so qualify would have a Material Adverse Effect. Borrower and each Subsidiary has the corporate power and authority to execute, deliver, and perform their respective obligations under the Loan Documents to which it is or may become a party.

      Section 7.2 Financial Statements. Borrower has delivered to the Agent and the Banks audited consolidated financial statements of Borrower and the Subsidiaries as at and for the Fiscal Year ended April 30, 1998. Such financial statements, have been prepared in accordance with GAAP, and present fairly, on a consolidated basis, the financial condition of Borrower and the Subsidiaries as of the respective dates indicated therein and the results of operations for the respective periods indicated therein. Neither Borrower nor any of the Subsidiaries has any material contingent liabilities, liabilities for taxes, unusual forward or long-term commitments, or unrealized or anticipated losses from any unfavorable commitments except as referred to or reflected in such financial statements. There has been no material adverse change in the business, condition (financial or otherwise), operations, prospects, or properties of Borrower and the Subsidiaries taken as a whole since the effective date of the most recent financial statements referred to in this Section.

      Section 7.3 Corporate Action; No Breach. The execution, delivery, and performance by Borrower and each Subsidiary of the Loan Documents to which each is or may become a party and compliance with the terms and provisions hereof and thereof have been duly authorized by all requisite action on the part of Borrower and each Subsidiary and do not and will not (a) violate or conflict with, or result in a breach of, or require any consent under (i) the articles of incorporation, bylaws or other governing documents of Borrower or any of the Subsidiaries, (ii) any applicable law, rule, or regulation or any order, writ, injunction, or decree of any Governmental Authority or arbitrator or (iii) any material agreement to which Borrower or any Subsidiary is a party or by which any of them or any of their property is bound or subject, or (b) constitute a default under any such agreement, or result in the creation or imposition of any Lien (except as provided herein) upon any of the assets of Borrower or any Subsidiary.

      Section 7.4 Operation of Business. Borrower and each of the Subsidiaries possess all licenses, permits, franchises, patents, copyrights, trademarks, and trade names, or rights thereto, necessary to conduct their respective businesses substantially as now conducted and as presently proposed to be conducted except those that the failure to so possess could not reasonably be expected to have a Material Adverse Effect, and Borrower and each of the Subsidiaries are not in violation of any valid rights of others with respect to any of the foregoing except violations that could not reasonably be expected to have a Material Adverse Effect.

      Section 7.5 Litigation and Judgments. There is no action, suit, investigation, or proceeding before or by any Governmental Authority or arbitrator pending, or to the knowledge of Borrower, threatened against or affecting Borrower or any Subsidiary, that would, if adversely determined, have a Material Adverse Effect. There are no outstanding judgments against Borrower or any Subsidiary.

      Section 7.6 Rights in Properties; Liens. Borrower and each Subsidiary have good title to or valid leasehold interests in their respective properties and assets, real and personal, that are material to the operation of their respective businesses, including the properties, assets, and leasehold interests reflected in the financial statements described in
   Section 7.2, and none of the properties, assets, or leasehold interests of Borrower or any Subsidiary is subject to any Lien, except as permitted by
   Section 9.1.

      Section 7.7 Enforceability. The Loan Documents to which Borrower or any Subsidiary is a party, when delivered, shall constitute the legal, valid, and binding obligations of Borrower or the Subsidiary, as applicable, enforceable against Borrower or the applicable Subsidiary in accordance with their respective terms, except as limited by bankruptcy, insolvency, or other laws of general application relating to the enforcement of creditors' rights and general principles of equity.

      Section 7.8 Approvals. All authorizations, approvals, and consents of, and all filings or registrations with, any Governmental Authority or third party necessary for the execution, delivery, or performance by Borrower or any Subsidiary of the Loan Documents to which each is or may become a party or for the validity or enforceability thereof have been obtained or made.

      Section 7.9 Taxes. Borrower and each Subsidiary have filed all material tax returns (federal, state, and local) required to be filed, including all income, franchise, employment, property, and sales tax returns, and have paid all of their respective liabilities for taxes, assessments, governmental charges, and other levies that are due and payable other than those being contested in good faith by appropriate proceedings diligently pursued for which adequate reserves have been established. Borrower knows of no pending investigation of Borrower or any Subsidiary by any taxing authority or of any pending but unassessed tax liability of Borrower or any Subsidiary which, in any such case, could have a Material Adverse Effect.

      Section 7.10 Margin Securities. Neither Borrower nor any Subsidiary is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulations T, U, or X of the Board of Governors of the Federal Reserve System), and no part of the proceeds of any Loan will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock.

      Section 7.11  Employee Plans.

        (a) ERISA. Borrower and each Subsidiary are in compliance with all applicable provisions of ERISA except for such events of noncompliance that will not have a Material Adverse Effect. Neither a Reportable
      Event nor a Prohibited Transaction has occurred and is continuing with respect to any Plan. No notice of intent to terminate a Plan has been filed, nor has any Plan been terminated. No circumstances exist which constitute grounds entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administer a Plan, nor has the PBGC instituted any such proceedings. Neither Borrower nor any ERISA Affiliate has completely or partially withdrawn from a Multiemployer Plan. Borrower and each ERISA Affiliate have met their minimum funding requirements under ERISA with respect to all of their Plans except for those instances of noncompliance with such requirements that will not have a Material Adverse Effect. The present value of all vested benefits under each Plan do not exceed the fair market value of all Plan assets allocable to such benefits, as determined on the most recent valuation date of the Plan and in accordance with ERISA, by an amount that will have a Material Adverse Effect. Neither Borrower nor any ERISA Affiliate has incurred any liability to the PBGC under ERISA.

        (b) Non-U.S. Employee Plans. With regard to Non-U.S. Employee Plans for which assets are not required to be or have not been set aside in a separate fund or trust, the reserves on the balance sheet of each Subsidiary, respectively, equal or exceed the present value of all accrued benefits under such Non-U.S. Employee Plans or the amount by which such reserves are less than the present value of all such accrued benefits would not have a Material Adverse Effect. The aggregate fair market value of the assets of Non-U.S. Employee Plans which are required to be funded by applicable law, or are funded to any extent (although not required to be funded), is at least equal to the sum of the accrued benefits and all other accrued liabilities provided for under such Non-U.S. Employee Plans, or if such value is not at least equal to such sum, the fact that, and the amount by which, the value is less than such sum would not have a Material Adverse Effect. Borrower, the Subsidiaries and their Non-U.S. Employee Plans are in compliance in all material respects with all applicable laws, regulations and reserve and/or funding requirements, except where the failure to so comply would not have a Material Adverse Effect.

      Section 7.12 Disclosure. All factual information furnished by or on behalf of Borrower in writing to the Agent or any Bank (including, without limitation, all information contained in the Loan Documents) for purposes of or in connection with the Loan Documents, and all other such factual information hereafter furnished by or on behalf of Borrower to the Agent or any Bank, will be true and accurate in all material respects on the date as of which such information is dated or certified and not incomplete by omitting to state any fact necessary to make such information not misleading in any material respect at such time in light of the circumstances under which such information was provided.

      Section 7.13 Subsidiaries; Capitalization. Schedule 7.14 sets forth the type of each Material Subsidiary listed thereon, the jurisdiction of incorporation or organization of each such Material Subsidiary, the percentage of Borrower's ownership of the outstanding voting stock (or other ownership interests) of each such Material Subsidiary and with respect to each such Material Subsidiary and Borrower, the authorized, issued, and outstanding capital stock (or other equity interests) of each such Person. All of the outstanding capital stock (or other equity interests) of each Material Subsidiary and Borrower listed on Schedule 7.14 has been validly issued, is fully paid, and is nonassessable. There are no outstanding subscriptions, options, warrants, calls, or rights (including preemptive rights) to acquire, and no outstanding securities or instruments convertible into, capital stock of any Material Subsidiary or Borrower. As of the Closing Date, Schedule 7.14 identifies all Permitted Holders who own, as of the Closing Date, Borrower's capital stock, either directly or indirectly.

      Section 7.14 Agreements. Neither Borrower nor any Subsidiary is a party to any indenture, loan, or credit agreement, or to any lease or other agreement or instrument, or subject to any charter or corporate restriction that could reasonably be expected to have a Material Adverse Effect. Neither Borrower nor any Subsidiary is in default in any respect in the performance, observance, or fulfillment of any of the obligations, covenants, or conditions contained in any agreement or instrument to which it is a party other than defaults which will not have a Material Adverse Effect.

      Section 7.15 Compliance with Laws. Neither Borrower nor any Subsidiary is in violation of any law, rule, regulation, order, or decree of any Governmental Authority or arbitrator in any material respect.

      Section 7.16 Investment Company Act. Neither Borrower nor any Subsidiary is an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

      Section 7.17 Public Utility Holding Company Act. Neither Borrower nor any Subsidiary is a "holding company" or a "subsidiary company" of a "holding company" or an "affiliate" of a "holding company" or a "public utility" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

      Section 7.18 Environmental Matters. Except for those matters which will not have a Material Adverse Effect:

        (a) Borrower, each Subsidiary, and all of their respective properties, assets, and operations are in full compliance with all Environmental Laws. Borrower is not aware of, nor has Borrower received written notice of, any past, present, or future conditions, events, activities, practices, or incidents which may interfere with or prevent the compliance or continued compliance of Borrower and the Subsidiaries with all Environmental Laws;

        (b) Borrower and each Subsidiary have obtained all permits, licenses, and authorizations that are required under applicable Environmental Laws, and all such permits are in good standing and Borrower and the Subsidiaries are in compliance with all of the terms and conditions of such permits;

        (c) No Hazardous Materials have been used, generated, stored, transported, disposed of on, or Released from any of the properties or assets of Borrower or any Subsidiary, and to the knowledge of Borrower, no Hazardous Materials are present at such properties, except in compliance with Environmental Laws. The use which Borrower and the Subsidiaries make and intend to make of their respective properties and assets will not result in the use, generation, storage, transportation, accumulation, disposal, or Release of any Hazardous Material on, in, or from any of their properties or assets except in compliance with Environmental Laws;

        (d) Neither Borrower nor any of the Subsidiaries nor any of their respective currently or previously owned or leased properties or operations is subject to any outstanding or, to the best of its knowledge, threatened order from or agreement with any Governmental Authority or other Person or subject to any judicial or administrative proceeding with respect to (i) failure to comply with Environmental Laws, (ii) Remedial Action, or (iii) any Environmental Liabilities arising from a Release or threatened Release;

        (e) Neither Borrower nor any of the Subsidiaries is a treatment, storage, or disposal facility requiring a permit under the Resource Conservation and Recovery Act, 42 U.S.C. Sec. 6901 et seq., regulations thereunder or any comparable provision of state law. Borrower and the Subsidiaries are in compliance with all applicable financial responsibility requirements of all Environmental Laws;

        (f) Neither Borrower nor any of the Subsidiaries has filed or failed to file any notice required under applicable Environmental Law reporting a Release; and

        (g) No Lien arising under any Environmental Law has attached to any property or revenues of Borrower or the Subsidiaries.

      Section 7.19 Solvency. Borrower and each Subsidiary, both individually and on a consolidated basis: (a) own and will own assets the fair saleable value of which are (i) greater than the total amount of its liabilities (including contingent liabilities) and (ii) greater than the amount that will be required to pay probable liabilities of then existing debts as they become absolute and matured considering all financing alternatives and potential asset sales reasonably available to it; (b) has capital that is not unreasonably small in relation to its business as presently conducted; and (c) does not intend to incur and does not believe that it will incur debts beyond its ability to pay such debts as they become due.

      Section 7.20 Benefit Received. The Borrower and the Subsidiaries will receive reasonably equivalent value in exchange for the obligations incurred under the Loan Documents to which each is a party. The Borrower and Subsidiaries will derive substantial benefit from the consummation of the transaction contemplated hereby in an amount at least equal to its obligations under the Loan Documents to which it is a party.

                              ARTICLE 8

                          Positive Covenants

      Borrower covenants and agrees that, as long as the Obligations or any part thereof are outstanding or any Bank has any Revolving Commitment hereunder, Borrower will perform and observe the following covenants:

      Section 8.1 Reporting Requirements. Borrower will furnish to the Agent and each Bank:

        (a) Annual Financial Statements. As soon as available, and in any event within ninety (90) days after the end of each Fiscal Year, beginning with the Fiscal Year ending on April 30, 1998 a copy of the annual audit report of Borrower and the Subsidiaries for such Fiscal Year containing, on a consolidated basis, balance sheets and statements of income, retained earnings, and cash flow as at the end of such Fiscal Year and for the Fiscal Year then ended, in each case setting forth in comparative form the figures for the preceding Fiscal Year, all in reasonable detail and audited and certified by independent certified public accountants of recognized standing acceptable to the Agent, to the effect that such report has been prepared in accordance with GAAP;

        (b) Quarterly Financial Statements. As soon as available, and in any event within forty-five (45) days after the end of each of the first 3 Fiscal Quarters of each Fiscal Year and concurrently with the delivery of the financial statements identified in Subsection 8.1(a), a copy of an unaudited financial report of Borrower and the Subsidiaries as of the end of such period and for the Fiscal Quarter, and the portion of the Fiscal Year then ended, containing, on a consolidated basis, balance sheets and statements of income, retained earnings, and cash flow, in each case setting forth in comparative form the figures for the corresponding Fiscal Quarter of the preceding Fiscal Year, all in reasonable detail certified by the chief financial officer of Borrower to have been prepared in accordance with GAAP and to fairly present (subject to year-end audit adjustments) the financial condition and results of operations of Borrower and the Subsidiaries, on a consolidated basis, at the date and for the periods indicated therein;

        (c) Compliance Certificate. Within forty-five (45) days after the end of each Fiscal Quarter, or with respect to the last Fiscal Quarter of each Fiscal Year, within ninety (90) days of the end of such Fiscal Quarter, a Compliance Certificate;

        (d) Management Letters. Promptly upon receipt thereof, a copy of any management letter or written report submitted to Borrower or any Subsidiary by independent certified public accountants with respect to the business, condition (financial or otherwise), operations, prospects, or properties of Borrower or any Subsidiary;

        (e) Notice of Litigation. Promptly after the commencement thereof, notice of all actions, suits, and proceedings before any Governmental Authority or arbitrator affecting Borrower or any Subsidiary which, if determined adversely to Borrower or such Subsidiary, could reasonably be expected to have a Material Adverse Effect;

        (f) Notice of Default. As soon as possible and in any event within five (5) Business Days after an executive or financial officer of Borrower has knowledge of the occurrence of each Default, a written notice setting forth the details of such Default and the action that Borrower has taken and proposes to take with respect thereto;

        (g) ERISA Reports. If requested by the Agent, promptly after the filing or receipt thereof, copies of all reports, including annual reports, and notices which Borrower or any Subsidiary files with or receives from the PBGC or the U.S. Department of Labor under ERISA or from any foreign government with respect to any Non-U.S. Employee Plans; and as soon as possible and in any event within five (5) Business Days after Borrower or any Subsidiary knows or has reason to know that any Reportable Event or Prohibited Transaction has occurred with respect to any Plan or that the PBGC or Borrower or any Subsidiary has instituted or will institute proceedings under Title IV of ERISA to terminate any Plan, a certificate of the chief financial officer of Borrower setting forth the details as to such Reportable Event or Prohibited Transaction or Plan termination and the action that Borrower proposes to take with respect thereto;

        (h) Reports to Other Creditors. Promptly after the furnishing thereof, copies of any statement or report furnished to any other party pursuant to the terms of any indenture, loan, or credit or similar agreement and not otherwise required to be furnished to the Agent and the Banks pursuant to any other clause of this Section;

        (i) Notice of Material Adverse Effect. As soon as possible and in any event within five (5) Business Days after an officer of Borrower has knowledge of the occurrence thereof, written notice of any matter that could reasonably be expected to have a Material Adverse Effect;

        (j) Proxy Statements, Etc. As soon as available, one copy of each financial statement, report, notice or proxy statement sent by Borrower or any Subsidiary to its stockholders generally and one copy of each regular, periodic, or special report, registration statement, or prospectus filed by Borrower or any Subsidiary with any securities exchange or the Securities and Exchange Commission or any successor agency; and

        (k) General Information. Promptly, such other information concerning Borrower or any Subsidiary as the Agent or any Bank may from time to time reasonably request.

      Section 8.2 Maintenance of Existence; Conduct of Business. Borrower will, and will cause each Subsidiary to, preserve and maintain (i) its corporate existence (except as permitted by Section 9.2) and (ii) all of its leases, privileges, licenses, permits, franchises, qualifications, and rights that are necessary or desirable in the ordinary conduct of its business. Borrower will, and will cause each Subsidiary to, conduct its business in an orderly and efficient manner in accordance with good business practices.

      Section 8.3 Maintenance of Properties. Borrower will, and will cause each Subsidiary to, maintain, keep, and preserve all of its material properties necessary in the conduct of its business in good working order and condition (exclusive of ordinary wear and tear or casualty).

      Section 8.4 Taxes and Claims. Borrower will, and will cause each Subsidiary to, pay or discharge at or before maturity or before becoming delinquent (a) all taxes, levies, assessments, and governmental charges imposed on it or its income or profits or any of its property, and (b) all valid and lawful claims for labor, material, and supplies, which, if unpaid, might become a Lien upon any of its property; provided, however, that neither Borrower nor any Subsidiary shall be required to pay or discharge any tax, levy, assessment, or governmental charge which is being contested in good faith by appropriate proceedings diligently pursued, and for which adequate reserves have been established in accordance with GAAP.

      Section 8.5 Insurance. Borrower will, and will cause each Subsidiary to, maintain insurance with financially sound and reputable insurance companies in such amounts and covering such risks as are usually carried by corporations engaged in similar businesses and owning similar properties in the same general areas in which Borrower and the Subsidiaries operate, provided that in any event Borrower will maintain and cause each Subsidiary to maintain workmen's compensation insurance (or alternate comparable coverage as required by law), property insurance, comprehensive general liability insurance and products liability insurance reasonably satisfactory to the Agent. Each general liability insurance policy shall name the Agent as additional insured and shall provide that such policy will not be canceled or materially changed without thirty (30) days prior written notice to the Agent.

      Section 8.6 Inspection Rights. At any reasonable time and from time to time, Borrower will, and will cause each Subsidiary to, permit representatives of the Agent and each Bank to examine, copy, and make extracts from its books and records, to visit and inspect its properties, and to discuss its business, operations, and financial condition with its officers, employees, and independent certified public accountants.

      Section 8.7 Keeping Books and Records. Borrower will, and will cause each Subsidiary to, maintain proper books of record and account in which full, true, and correct entries in conformity with GAAP shall be made of all dealings and transactions in relation to its business and activities.

      Section 8.8 Compliance with Laws. Borrower will, and will cause each Subsidiary to, comply in all material respects with all applicable laws (including, without limitation, all Environmental Laws), rules, regulations, orders, and decrees of any Governmental Authority or arbitrator.

      Section 8.9 Compliance with Agreements. Borrower will, and will cause each Subsidiary to, comply with all agreements, contracts, and instruments binding on it or affecting its properties or business other than such noncompliance which is not reasonably expected to have a Material Adverse Effect.

      Section 8.10 ERISA. Borrower will, and will cause each Subsidiary to, comply with all minimum funding requirements and all other requirements of ERISA and any comparable regulations of foreign Governmental Authorities, if applicable, so as not to give rise to any liability which will have a Material Adverse Effect.

      Section 8.11 Further Assurance; Material Subsidiary Guaranty. The Borrower will, and will cause each Material Subsidiary to, execute and deliver such further documentation and take such further action as may reasonably be requested by the Agent to carry out the provisions and purposes of the Loan Documents. Without limiting the foregoing, upon the creation or acquisition of any Material Subsidiary or if any Subsidiary's total assets increases (or the Borrower's consolidated total assets decreases) so that such Subsidiary becomes a Material Subsidiary, the Borrower shall cause each such Material Subsidiary to execute and deliver a Subsidiary Joinder Agreement and such other documentation as the Agent may request to cause such Material Subsidiary to evidence or otherwise implement the guaranty of the Obligations contemplated by Guaranty. No Subsidiary organized in a jurisdiction outside the United States of America shall be required to execute a Guaranty. If any Material Subsidiary is created or acquired after the Closing Date, the Borrower shall execute and deliver to the Agent an amendment to Schedule 7.14 to this Agreement (which only needs the signature of the Agent to be effective if the only change is the addition of the new Subsidiary).


                                    ARTICLE 9

                               Negative Covenants

      Borrower covenants and agrees that, as long as the Obligations or any part thereof are outstanding or any Bank has any Revolving Commitment hereunder, Borrower will perform and observe the following covenants:

      Section 9.1 Limitation on Liens and Restrictions on Subsidiaries. Borrower will not, and will not permit any Subsidiary to, incur, create, assume, or permit to exist any Lien upon any of its property, assets, or revenues, whether now owned or hereafter acquired, except the following:

        (a)  Existing Liens disclosed on Schedule 9.1 hereto;

        (b) Encumbrances consisting of minor easements, zoning restrictions, or other restrictions on the use of real property that do not (individually or in the aggregate) materially affect the value of the assets encumbered thereby or materially impair the ability of Borrower or the Subsidiaries to use such assets in their respective businesses, and none of which is violated in any material respect by existing or proposed structures or land use;

        (c) Liens (other than Liens relating to Environmental Liabilities or ERISA or comparable regulations from foreign Governmental Authorities) for taxes, assessments, or other governmental charges that are not delinquent or which are being contested in good faith and for which adequate reserves have been established in accordance with GAAP;

        (d) Liens of repairmen, mechanics, materialmen, warehousemen, carriers, landlords, or other similar statutory Liens securing obligations that are not yet due and are incurred in the ordinary course of business or which are being contested in good faith and for which adequate reserves have been established in accordance with GAAP;

        (e) Liens resulting from good faith deposits to secure payments of workmen's compensation or other social security programs or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, and contracts (other than for payment of Debt);

        (f) Liens securing purchase money obligations and Capital Lease Obligations; provided that (i) any such Lien encumbers only the asset so purchased and (ii) at no time shall the aggregate amount of the Debt secured by such Liens exceed Five Million Dollars ($5,000,000);

        (g) Liens related to any attachment or judgment not constituting an Event of Default;

        (h) Liens arising from filing UCC financing statements regarding leases permitted by this Agreement; and

        (i) Liens on fixed assets of a Person existing at the time such Person becomes a Subsidiary (or such Person is merged into or consolidated with Borrower or any Subsidiary) in accordance with the provisions of Section 9.2 hereof; provided, however, that such Liens were in existence prior to such acquired Person becoming a Subsidiary (or prior to the contemplation of such merger or consolidation), and (ii) do not cover any property other than the property of such acquired Person which is subject to such Liens prior to such acquired Person becoming a Subsidiary (or prior to the contemplation of such merger or consolidation).

   Neither Borrower nor any Subsidiary shall enter into or assume any agreement (other than the Loan Documents) prohibiting the creation or assumption of any Lien upon its properties or assets, whether now owned or hereafter acquired; provided that, in connection with the creation of purchase money Liens, Borrower or the Subsidiary may agree that it will not permit any other Liens to encumber the asset subject to such purchase money Lien. Except as provided herein, Borrower will not and will not permit any Subsidiaries directly or indirectly to create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction of any kind on the ability of any Subsidiary to: (1) pay dividends or make any other distribution on any of such Subsidiary's capital stock or other equity interest owned by Borrower or any Subsidiary; (2) subject to subordination provisions, pay any Debt owed to Borrower or any other Subsidiary; (3) make Loans or advances to Borrower or any other Subsidiary; or (4) transfer any of its property or assets to Borrower or any other Subsidiary.

      Section 9.2 Mergers, Etc. Borrower will not, and will not permit any Subsidiary to, become a party to a merger or consolidation, or purchase or otherwise acquire all or a substantial part of the business or assets of any Person or any shares or other evidence of beneficial ownership of any Person, or wind-up, dissolve, or liquidate itself; provided that,

       (a) Borrower and the Subsidiaries may acquire assets or shares or other evidence of beneficial ownership of a Person in accordance with the restrictions set forth in Section 9.3;

       (b) any Subsidiary may merge into or consolidate with Borrower or any other Subsidiary if the surviving Person assumes the obligations of the applicable Subsidiary under the Loan Documents, if any, and is solvent as contemplated under Section 7.19 hereunder after giving effect to such merger or consolidation, except that a Domestic Subsidiary may not be merged into or consolidated with a Foreign Subsidiary and a Foreign Subsidiary may not be merged into a Domestic Subsidiary;

       (c) Borrower or any Subsidiary (the "Acquiring Company") may acquire all or substantially all of the assets of any Material Subsidiary (a "Transferring Subsidiary") if the Acquiring Company assumes all the Transferring Subsidiary's liabilities, including without limitation, all liabilities of the Transferring Subsidiary under the Loan Documents to which it is a party (and, following such assignment and assumption, such Transferring Subsidiary may wind up, dissolve and liquidate) except that no Domestic Subsidiary may acquire assets of a Foreign Subsidiary in such a transaction and no Foreign Subsidiary may acquire assets of a Domestic Subsidiary in such a transaction;

       (d) If no Default exists or would result therefrom, Borrower and any Subsidiary may acquire shares or other evidence of beneficial ownership of any Person or all or a substantial part of a Person's assets, provided that the aggregate Purchase Price for all such acquisitions consummated since the Closing Date shall not exceed Twenty-Five Million Dollars ($25,000,000). The term "Purchase Price" means, as of any date of determination and with respect to any acquisition, the purchase price to be paid for the equity interests issued by the Person to be acquired or the assets of such Person, including all cash consideration paid (whether classified as purchase price, noncompete payments, consulting payments or otherwise and without regard to whether such amount is paid at closing or paid over time) and the Dollar value of all other assets to be transferred by the purchaser in connection with such acquisition to the seller all valued in accordance with the applicable purchase agreements; and

       (e) any Subsidiary that is not a Material Subsidiary may wind up, dissolve and liquidate if any assets it may own are transferred to Borrower or another Subsidiary.

      Section 9.3 Investments. Borrower will not, and will not permit any Subsidiary to, make or permit to remain outstanding any advance, loan, other extension of credit, or capital contribution to or investment in any Person, or purchase or own any stock, bonds, notes, debentures, or other securities of any Person, or be or become a joint venturer with or partner of any Person, except:

       (a) readily marketable direct obligations of the United States or any agency thereof with maturities of one year or less from the date of acquisition and any other securities issued or guaranteed as to timely payment by any governmental agency of the United States;

       (b) fully insured certificates of deposit with maturities of one year or less from the date of acquisition issued by any commercial bank operating in the United States having capital and surplus in excess of Fifty Million Dollars ($50,000,000);

       (c) commercial paper or bonds of a domestic issuer if at the time of purchase such paper or bonds are rated in one of the three highest rating categories of Standard and Poor's Corporation or Moody's Investors Service, Inc.;

       (d) Loans and advances to employees for business expenses incurred in the ordinary course of business;

       (e)  existing investments described on Schedule 9.3 hereto;

       (f) if no Default exists, Borrower and the Subsidiaries may make additional capital contributions to or investments in or purchase any stocks, bonds, or other equity securities of a wholly owned Subsidiary or a newly created Person organized by Borrower or a Subsidiary that, immediately after such investment or purchase, will be a wholly owned Subsidiary if the aggregate amount of such contributions and investments made under the permissions of this clause (f) does not exceed an amount equal to Twenty-Five Million Dollars ($25,000,000) during the entire term of this Agreement;

       (g) investments by Foreign Subsidiaries which are held or made outside the United States of the same or similar quality as the investments described in clauses (a), (b) and (c) of this Section 9.3;

       (h) Loans, advances and other extensions of credit to a Subsidiary; provided that (i) the obligations of each obligor of the Debt arising as a result of such loans, advances or other extensions of credit must be unsecured and subordinated in right of payment to any liability such obligor may have for the Obligations from and after such time as any portion of the Obligations shall become due and payable (whether at stated maturity, by acceleration or otherwise) and (ii) such Debt must be incurred in the ordinary course of business and on terms customary for intercompany borrowings among Borrower and the Subsidiaries or must be made on such other terms and provisions as the Agent may reasonably require; and

       (i) if no Default exists or would result therefrom, Borrower may repurchase its own capital stock.

      Section 9.4 Transactions With Affiliates. Borrower will not, and will not permit any Subsidiary to, enter into any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate of Borrower or such Subsidiary, except in the ordinary course of and pursuant to the reasonable requirements of Borrower's or such Subsidiary's business and upon fair and reasonable terms no less favorable to Borrower or such Subsidiary than would be obtained in a comparable arms-length transaction with a Person not an Affiliate of Borrower or such Subsidiary.

      Section 9.5 Disposition of Assets. Borrower will not, and will not permit any Subsidiary to, sell, lease, assign, transfer, or otherwise dispose of any of its assets, except (a) dispositions of inventory in the ordinary course of business; (b) dispositions of unnecessary, obsolete or worn out equipment and (c) other dispositions of assets in any Fiscal Year if the aggregate book value of the assets disposed of in such Fiscal Year does not exceed an amount equal to Twenty-Five Million Dollars ($25,000,000).

                                 ARTICLE 10

                              Financial Covenants

      Borrower covenants and agrees that, as long as the Obligations or any part thereof are outstanding or any Bank has any Revolving Commitment hereunder, Borrower will perform and observe the following financial covenants:

      Section 10.1 Consolidated Net Worth. Borrower will at all times on and after October 31, 1998, maintain Consolidated Net Worth (as defined below) in an amount not less than the sum of (a) ninety percent (90%) of the Consolidated Net Worth as of October 31, 1998; plus (b) fifty percent (50%) of Consolidated Net Income for the period from October 31,1998 through the last Fiscal Quarter to have completely elapsed as of the date of determination. If Consolidated Net Income for a Fiscal Quarter is zero or less, no adjustment to the requisite level of Consolidated Net Worth shall be made. As used in this Section 10.1, the following terms have the following meanings:

        "Consolidated Net Income" means, for any period, net income (or loss) of Borrower determined on a consolidated basis in conformity with GAAP, but excluding without duplication the following:

          (a) the income of any other Person (other than its subsidiaries) in which such Person or any of its subsidiaries has an ownership interest, unless received by such Person or its subsidiary in a cash distribution;

          (b) any after-tax gains or losses attributable to asset dispositions;

          (c) the income or loss of any Foreign Subsidiary or of any foreign Person (other than a Subsidiary) in which the Borrower or Subsidiary has an ownership interest to the extent that the equivalent Dollar income amount contains increases or decreases due to the fluctuation of a foreign currency exchange rate after the Closing date; and

          (d) to the extent not included in clauses (a), (b) and (c) above, any after-tax extraordinary, non-cash or nonrecurring gains or losses.

        "Consolidated Net Worth" means, at any particular time, the sum of (i) all amounts which, in conformity with GAAP, would be included as stockholders' equity on a consolidated balance sheet of Borrower and the Subsidiaries; minus (ii) the sum of the following (without duplication):
     (a) the amount by which stockholders' equity has been increased by the write-up of any asset of Borrower and the Subsidiaries after October 31, 1998; (b) the amount of deferred income tax assets (less adjustments included in Consolidated Net Income after October 31, 1998); (c) any capital stock or debt security which is not readily marketable; (d) any cash held in a sinking fund or other analogous fund established for the purpose of redemption, retirement or prepayment of capital stock or Debt;
     (e) the cumulative foreign currency translation adjustment (less adjustments included in Consolidated Net Income after October 31, 1998;
     (f) the amount at which shares of capital stock of Borrower is contained among the assets on the consolidated balance sheet of Borrower and the Subsidiaries; and (g) the amount properly attributable to the minority interests, if any, of other Persons in the stock, additional paid-in capital, and retained earnings of the Subsidiaries.

      Section 10.2 Total Debt to EBITDA. As of the last day of each Fiscal Quarter beginning with the Fiscal Quarter ending July 31, 1998, Borrower shall not permit the ratio of Total Debt outstanding as of such last day to EBITDA for the four (4) Fiscal Quarters then ended (the "Total Debt to EBITDA Ratio") to exceed 2.00 to 1.00. As used in this Section 10.2, the following terms have the following meanings:

        "EBITDA" means, for any period, the total of the following each calculated for Borrower without duplication on a consolidated basis for such period: (a) Consolidated Net Income (as defined in section 10.1); plus (b) any provision for (or less any benefit from) income or franchise taxes included in determining Consolidated Net Income; plus (c) interest expense (including the interest portion of Capital Lease Obligations) deducted in determining Consolidated Net Income; plus (d) amortization and depreciation expense deducted in determining Consolidated Net Income.

        "Total Debt" means, at the time of determination, the sum of the following determined for Borrower on a consolidated (without duplication):
     (a) all obligations for borrowed money; (b) all obligations of such Person evidenced by bonds, notes, debentures, or other similar instruments; (c) all Capital Lease Obligations; (d) all reimbursement obligations of such Person (whether contingent or otherwise) in respect of letters of credit, bankers' acceptances, surety or other bonds, and similar instruments; (e) all liabilities in respect of all unfunded postsettlement and postemployment benefits including but not limited to unfunded vested benefits under any Plan or Non-US. Employee Plan; and (f) all obligations, contingent or otherwise, for the payment of money under any noncompete, consulting or similar agreement entered into with the seller of an acquired company (whether by stock or asset acquisition) or any other similar arrangements providing for the deferred payment of the purchase price for an acquisition consummated prior to the date hereof.

                                 ARTICLE 11

                                  Default

      Section 11.1 Events of Default. Each of the following shall be deemed an "Event of Default":

        (a) Borrower shall fail to pay (i) when due any principal payable under any Loan Document or any part thereof; (ii) within three (3) Business Days of the date of Borrower's receipt of notice from the Agent, any interest or fees due under the Loan Documents or any part thereof; and (iii) within five (5) Business Days of the date of Borrower's receipt of notice from the Agent, any other Obligation or any part thereof due under the terms of the Loan Documents.

        (b) Any representation, warranty, or certification made or deemed made by Borrower or any Obligated Party (or any of their respective officers) in any Loan Document or in any certificate, report, notice, or financial statement furnished at any time in connection with any Loan Document shall be false, misleading, or erroneous in any material respect when made or deemed to have been made.

        (c) Borrower shall fail to perform, observe, or comply with any covenant, agreement, or term contained in Section 8.1, clause (i) of the first sentence of Section 8.2, Sections 8.5 or 8.6, Article 9 or Article 10 of this Agreement and in the case of Section 8.1 only, the Agent shall have provided the Borrower with notice thereof.

        (d) Borrower or any Obligated Party shall fail to perform, observe, or comply with any covenant, agreement, or term contained in any Loan Document (other than covenants to pay the Obligations and the covenants described in Subsection 11.1(c)) and such failure shall continue for a period of thirty (30) Business Days after the earlier of (i) the date the Agent or any Bank provides Borrower with notice thereof or (ii) the date Borrower should have notified the Agent thereof in accordance with Subsection 8.1(g).

        (e) Borrower, any Obligated Party or any other Subsidiary shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee, examiner, liquidator, or the like of itself or of all or a substantial part of its property, (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the United States Bankruptcy Code (as now or hereafter in effect, the "Bankruptcy Code"), (iv) institute any proceeding or file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, liquidation, dissolution, winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code, (vi) admit in writing its inability to, or be generally unable to pay its debts as such debts become due, or (vii) take any corporate action for the purpose of effecting any of the foregoing.

        (f) A proceeding or case shall be commenced, without the application, approval, or consent of Borrower, any Obligated Party or any other Subsidiary, in any court of competent jurisdiction, seeking (i) its reorganization, liquidation, dissolution, arrangement, or winding-up, or the composition or readjustment of its debts, (ii) the appointment of a receiver, custodian, trustee, examiner, liquidator, or the like of Borrower, any such Obligated Party or any such other Subsidiary or of all or any substantial part of its property, or (iii) similar relief in respect of Borrower, any such Obligated Party or any such other Subsidiary under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of sixty (60) or more days, or an order for relief against Borrower, any Obligated Party or any other Subsidiary shall be entered in an involuntary case under the Bankruptcy Code or similar foreign law.

        (g) Borrower, any Obligated Party or any other Subsidiary shall fail to discharge within a period of thirty (30) days after the commencement thereof any attachment, sequestration, forfeiture, or similar proceeding or proceedings involving an aggregate amount in excess of an amount equal to Five Million Dollars ($5,000,000) against any of its assets or properties.

        (h) A final judgment or judgments for the payment of money in excess of an amount equal to Five Million Dollars ($5,000,000) in the aggregate shall be rendered by a court or courts against Borrower, any Obligated Party or any other Subsidiary and the same shall not be discharged (or provision shall not be made for such discharge), or a stay of execution thereof shall not be procured, within thirty (30) days from the date of entry thereof, and Borrower or the relevant Subsidiary or Obligated Party shall not, within said period of thirty (30) days, or such longer period during which execution of the same shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal.

        (i) Borrower, any Obligated Party or any other Subsidiary shall fail to pay when due any principal of or interest on any Debt if the aggregate principal amount of the affected Debt equals or exceeds an amount equal to Five Million Dollars ($5,000,000) (other than the Obligations), or the maturity of any such Debt shall have been accelerated, or any such Debt shall have been required to be prepaid prior to the stated maturity thereof or any event shall have occurred with respect to any Debt in the aggregate principal amount equal to or in excess of an amount equal to Five Million Dollars ($5,000,000) that permits (or, with the giving of notice or lapse of time or both, would permit) any holder or holders of such Debt or any Person acting on behalf of such holder or holders to accelerate the maturity thereof or require any such prepayment.

        (j) Any Loan Document shall cease to be in full force and effect or shall be declared null and void or the validity or enforceability thereof shall be contested or challenged by Borrower, any Obligated Party or any other Subsidiary or Borrower or any Obligated Party shall deny that it has any further liability or obligation under any of the Loan Documents.

        (k) Any of the following events shall occur or exist with respect to Borrower or any ERISA Affiliate: (i) any Prohibited Transaction involving any Plan; (ii) any Reportable Event with respect to any Plan; (iii) the filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan; (iv) any event or circumstance that might constitute grounds entitling the PBGC to institute proceedings under Section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer, any Plan, or the institution by the PBGC of any such proceedings; or (v) complete or partial withdrawal under Section 4201 or 4204 of ERISA from a Multiemployer Plan or the reorganization, insolvency, or termination of any Multiemployer Plan;
      and in each case above, such event or condition, together with all other events or conditions, if any, have subjected or could in the reasonable opinion of the Agent subject Borrower or any Subsidiary to any tax, penalty, or other liability to a Plan, a Multiemployer Plan, the PBGC, or otherwise, including any liability under any Non-U.S. Employee Plans (or any combination thereof) which in the aggregate exceed or could reasonably be expected to exceed an amount equal to Five Million Dollars ($5,000,000).

        (l) Any Person or group (as defined in Section 13(d)(3) or 14(d)(2) of the Exchange Act) (other than the Permitted Holders) shall become the direct or indirect beneficial owner (as defined in Rule 13d-3 under the Exchange Act) of more than 40% of the total voting power of all classes of capital stock then outstanding of Borrower entitled (without regard to the occurrence of any contingency) to vote in elections of directors of Borrower in any transaction. The term "Permitted Holders" means any one or combination of the following Persons: (A) Lester A. Levy, Milton
      P. Levy, Jr., or Irvin L. Levy; (B) any family member or lineal descendant of Lester A. Levy, Milton P. Levy, Jr. or Irvin L. Levy; or
      (C) any corporations, trusts or partnerships owned or controlled by or operated for the benefit of any Person described in clauses (A) and (B) of this definition.

        (m) The Permitted Holders shall fail to collectively own and control at least 35% of all classes of capital stock then outstanding of Borrower entitled (without regard to the occurrence of any contingency) to vote in elections of directors of Borrower.

      Section 11.2 Remedies. If any Event of Default shall occur and be continuing, the Agent may (and if directed by Required Banks, shall) do any one or more of the following:

        (a) Acceleration. By notice to Borrower, declare all outstanding principal of and accrued and unpaid interest on the Revolving Notes and all other amounts payable by Borrower under the Loan Documents immediately due and payable, and the same shall thereupon become immediately due and payable, without further notice, demand, presentment, notice of dishonor, notice of acceleration, notice of intent to accelerate, protest, or other formalities of any kind, all of which are hereby expressly waived by Borrower.

        (b) Termination of Commitments. Terminate the Revolving Commitments without notice to Borrower.

        (c)  Judgment.  Reduce any claim to judgment.

        (d) Rights. Exercise any and all rights and remedies afforded by the laws of the State of Texas or any other jurisdiction, by any of the Loan Documents, by equity, or otherwise.

   Provided, however, that upon the occurrence of an Event of Default under
   Section 11.1(e) or (f), the Revolving Commitments of all of the Banks shall automatically terminate and the outstanding principal of and accrued and unpaid interest on the Revolving Notes and all other amounts payable by Borrower under the Loan Documents shall thereupon become immediately due and payable without notice, demand, presentment, notice of dishonor, notice of acceleration, notice of intent to accelerate, protest, or other formalities of any kind, all of which are hereby expressly waived by Borrower.

      Section 11.3 Performance by the Agent. If Borrower or any Obligated Party shall fail to perform any covenant or agreement in accordance with the terms of the Loan Documents, the Agent may (and shall, at the direction of Required Banks) perform or attempt to perform such covenant or agreement on behalf of Borrower or applicable Obligated Party. In such event, Borrower shall, at the request of the Agent, promptly pay any amount expended by the Agent or the Banks in connection with such performance or attempted performance to the Agent at the Principal Office, together with interest thereon at the applicable Default Rate from and including the date of such expenditure to but excluding the date such expenditure is paid in full. Notwithstanding the foregoing, it is expressly agreed that neither the Agent nor any Bank shall have any liability or responsibility for the performance of any obligation of Borrower under any Loan Document.

      Section 11.4 Setoff. If an Event of Default shall have occurred and be continuing, each Bank is hereby authorized at any time and from time to time, without notice to Borrower (any such notice being hereby expressly waived by Borrower), to set off and apply any and all deposits (general, time, demand, provisional, or final) at any time held and other indebtedness at any time owing by such Bank to or for the credit or the account of Borrower against any and all of the Obligations, irrespective of whether or not the Agent or such Bank shall have made any demand under such Loan Documents and although such Obligations may be unmatured. Each Bank agrees promptly to notify Borrower (with a copy to the Agent) after any such setoff and application; provided, that the failure to give such notice shall not affect the validity of such setoff and application. The rights and remedies of each Bank hereunder are in addition to other rights and remedies (including, without limitation, other rights of setoff) which such Bank may have.

      Section 11.5 Continuance of Default. For purposes of all Loan Documents, a Default shall be deemed to have continued and exist until the Agent shall have actually received evidence satisfactory to the Agent that such Default shall have been remedied.

                                 ARTICLE 12

                                  The Agent

      Section 11.6 Appointment, Powers and Immunities. Each Bank hereby appoints and authorizes Chase to act as its agent hereunder and under the other Loan Documents with such powers as are specifically delegated to the Agent by the terms of the Loan Documents, together with such other powers as are reasonably incidental thereto. Neither the Agent nor any of its Affiliates, officers, directors, employees, attorneys, or agents shall be liable for any action taken or omitted to be taken by any of them hereunder or otherwise in connection with any Loan Document except for its or their own gross negligence or willful misconduct. Without limiting the generality of the preceding sentence, the Agent (i) may treat the payee of any Revolving Note as the holder thereof until it receives written notice of the assignment or transfer thereof signed by such payee and in form satisfactory to the Agent; (ii) shall have no duties or responsibilities except those expressly set forth in the Loan Documents, and shall not by reason of any Loan Document be a trustee or fiduciary for any Bank;
   (iii) shall not be required to initiate any litigation or collection proceedings under any Loan Document except to the extent requested by Required Banks; (iv) shall not be responsible to the Banks for any recitals, statements, representations, or warranties contained in any Loan Document, or any certificate or other documentation referred to or provided for in, or received by any of them under, any Loan Document, or for the value, validity, effectiveness, enforceability, or sufficiency of any Loan Document or any other documentation referred to or provided for therein or for any failure by any Person to perform any of its obligations thereunder; (v) may consult with legal counsel (including counsel for Borrower), independent public accountants, and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants, or experts; and
   (vi) shall incur no liability under or in respect of any Loan Document by acting upon any notice, consent, certificate, or other instrument or writing believed by it to be genuine and signed or sent by the proper party or parties. As to any matters not expressly provided for by any Loan Document, the Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions signed by Required Banks, and such instructions of Required Banks and any action taken or failure to act pursuant thereto shall be binding on all of the Banks; provided, however, that the Agent shall not be required to take any action which exposes it to personal liability or which is contrary to any Loan Document or applicable law.

      Section 12.2 Rights of Agent as a Bank. With respect to its Revolving Commitment, the Loans made by it and the Revolving Note issued to it, Chase (and any successor acting as the Agent) in its capacity as a Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not acting as the Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent and its Affiliates may (without having to account therefor to any Bank) accept deposits from, lend money to, act as trustee under indentures of, provide merchant banking services to, and generally engage in any kind of banking, trust, or other business with Borrower, any Obligated Party or any other Subsidiary, and any other Person who may do business with or own securities of Borrower, any Obligated Party or any other Subsidiary, all as if it were not acting as the Agent and without any duty to account therefor to the Banks.

      Section 12.3 Defaults. The Agent shall not be deemed to have knowledge or notice of the occurrence of a Default (other than the non-payment of principal of or interest on the Loans or of commitment fees) unless the Agent has received notice from a Bank or Borrower specifying such Default and stating that such notice is a "Notice of Default." In the event that the Agent receives such a notice of the occurrence of a Default, the Agent shall give prompt notice thereof to the Banks (and shall give each Bank prompt notice of each such non-payment). The Agent shall (subject to
   Section 12.1) take such action with respect to such Default as shall be directed by Required Banks, provided that unless and until the Agent shall have received such directions, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable and in the best interest of the Banks.

      Section 12.4 Indemnification. THE BANKS HEREBY AGREE TO INDEMNIFY THE AGENT FROM AND HOLD THE AGENT HARMLESS AGAINST (TO THE EXTENT NOT REIMBURSED UNDER SECTIONS 13.1 AND 13.2, BUT WITHOUT LIMITING THE OBLIGATIONS OF BORROWER UNDER SECTIONS 13.1 AND 13.2), RATABLY IN ACCORDANCE WITH THEIR RESPECTIVE COMMITMENT PERCENTAGES, ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, DEFICIENCIES, SUITS, COSTS, EXPENSES (INCLUDING ATTORNEYS' FEES AND EXPENSES), AND DISBURSEMENTS OF ANY KIND OR NATURE WHATSOEVER WHICH MAY BE IMPOSED ON, INCURRED BY, OR ASSERTED AGAINST THE AGENT IN ANY WAY RELATING TO OR ARISING OUT OF ANY OF THE LOAN DOCUMENTS OR ANY ACTION TAKEN OR OMITTED TO BE TAKEN BY THE AGENT UNDER OR IN RESPECT OF ANY OF THE LOAN DOCUMENTS; PROVIDED, THAT NO BANK SHALL BE LIABLE FOR ANY PORTION OF THE FOREGOING TO THE EXTENT CAUSED BY THE AGENT'S GROSS NEGLIGENCE OR WILLFUL MISCONDUCT. WITHOUT LIMITATION OF THE FOREGOING, IT IS THE EXPRESS INTENTION OF THE BANKS THAT THE AGENT SHALL BE INDEMNIFIED HEREUNDER
   FROM AND HELD HARMLESS AGAINST ALL OF SUCH LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, DEFICIENCIES, SUITS,
   COSTS, EXPENSES (INCLUDING ATTORNEYS' FEES AND EXPENSES), AND
   DISBURSEMENTS OF ANY KIND OR NATURE DIRECTLY OR INDIRECTLY ARISING OUT
   OF OR RESULTING FROM THE SOLE OR CONTRIBUTORY NEGLIGENCE OF THE AGENT. WITHOUT LIMITING ANY OTHER PROVISION OF THIS SECTION, EACH BANK AGREES TO REIMBURSE THE AGENT PROMPTLY UPON DEMAND FOR ITS PRO RATA SHARE (CALCULATED ON THE BASIS OF THE COMMITMENTS PERCENTAGES) OF ANY AND ALL OUT-OF-POCKET EXPENSES (INCLUDING ATTORNEYS' FEES AND EXPENSES) INCURRED BY THE AGENT IN CONNECTION WITH THE PREPARATION, EXECUTION, DELIVERY, ADMINISTRATION, MODIFICATION, AMENDMENT, OR ENFORCEMENT (WHETHER THROUGH NEGOTIATIONS, LEGAL PROCEEDINGS, OR OTHERWISE) OF, OR LEGAL ADVICE IN RESPECT OF RIGHTS OR RESPONSIBILITIES UNDER, THE LOAN DOCUMENTS, TO THE EXTENT THAT THE AGENT IS NOT REIMBURSED FOR SUCH EXPENSES BY BORROWER.

      Section 12.5 Independent Credit Decisions. Each Bank agrees that it has independently and without reliance on the Agent or any other Bank, and based on such documentation and information as it has deemed appropriate, made its own credit analysis of Borrower and decision to enter into any Loan Document and that it will, independently and without reliance upon the Agent or any other Bank, and based upon such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under any Loan Document. Except as otherwise specifically set forth herein, the Agent shall not be required to keep itself informed as to the performance or observance by Borrower or any Obligated Party of any Loan Document or to inspect the properties or books of Borrower or any Obligated Party. Except for notices, reports, and other documents and information expressly required to be furnished to the Banks by the Agent hereunder or under the other Loan Documents, the Agent shall not have any duty or responsibility to provide any Bank with any credit or other financial information concerning the affairs, financial condition, or business of Borrower or any Obligated Party (or any of their Affiliates) which may come into the possession of the Agent or any of its Affiliates.

      Section 12.6 Several Commitments. The Revolving Commitments and other obligations of the Banks under any Loan Document are several. The default by any Bank in making a Loan in accordance with its Revolving Commitment shall not relieve the other Banks of their obligations under any Loan Document. In the event of any default by any Bank in making any Loan, each nondefaulting bank shall be obligated to make its Loan but shall not be obligated to advance the amount which the defaulting Bank was required to advance hereunder. No Bank shall be responsible for any act or omission of any other Bank.

      Section 12.7 Successor Agent. Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by giving notice thereof to the Banks and Borrower, and the Agent may be removed at any time by Required Banks if it has breached its obligations under the Loan Documents. Upon any such resignation or removal, Required Banks will have the right to appoint a successor Agent with Borrower's consent, which shall not be unreasonably withheld; provided that the Borrower's consent will not be required for the appointment of Bank One, Texas, N.A. as successor Agent hereunder. If no successor Agent shall have been so appointed by Required Banks and shall have accepted such appointment within thirty (30) days after the retiring Agent's giving of notice of resignation or the Required Banks' removal of the retiring Agent, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States or any State thereof and having combined capital and surplus of at least One Hundred Million Dollars ($100,000,000). Upon the acceptance of its appointment as successor Agent, such successor Agent shall thereupon succeed to and become vested with all rights, powers, privileges, immunities, contractual obligations, and duties of the resigning or removed Agent and the resigning or removed Agent shall be discharged from its duties and obligations under the Loan Documents. After any Agent's resignation or removal as Agent, the provisions of this Article 13 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was the Agent.


                                 ARTICLE 13

                               Miscellaneous

      Section 13.1 Expenses. Borrower hereby agrees to pay on demand: (a) all costs and expenses of the Agent arising in connection with the preparation, negotiation, execution, delivery, syndication or amendment or other modification of any of the Loan Documents, including, without limitation, the fees and expenses of legal counsel for the Agent; (b) all costs and expenses of the Agent and the Banks in connection with any Default and the enforcement of any Loan Document, including, without limitation, the fees and expenses of legal counsel for the Agent and the Banks; (c) all transfer, stamp, documentary, or other similar taxes, assessments, or charges levied by any Governmental Authority in respect of any Loan Document; and (d) all other costs and expenses incurred by the Agent in connection with any Loan Document.

      Section 13.2 Indemnification. BORROWER SHALL INDEMNIFY THE AGENT AND EACH BANK AND EACH AFFILIATE THEREOF AND THEIR RESPECTIVE OFFICERS, DIRECTORS, EMPLOYEES, ATTORNEYS, AND AGENTS FROM, AND HOLD EACH OF THEM HARMLESS AGAINST, ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES, PENALTIES, JUDGMENTS, DISBURSEMENTS, COSTS, AND EXPENSES (INCLUDING ATTORNEYS' FEES AND EXPENSES) TO WHICH ANY OF THEM MAY BECOME SUBJECT
   WHICH DIRECTLY OR INDIRECTLY ARISE FROM OR RELATE TO (A) THE NEGOTIATION, EXECUTION, DELIVERY, PERFORMANCE, ADMINISTRATION, OR ENFORCEMENT OF ANY
   OF LOAN DOCUMENTS, (B) ANY OF THE TRANSACTIONS CONTEMPLATED BY LOAN DOCUMENTS, (C) ANY BREACH BY BORROWER OR ANY OBLIGATED PARTY OF ANY REPRESENTATION, WARRANTY, COVENANT, OR OTHER AGREEMENT CONTAINED IN ANY
   OF THE LOAN DOCUMENTS, (D) THE PRESENCE, RELEASE, THREATENED RELEASE, DISPOSAL, REMOVAL, OR CLEANUP OF ANY HAZARDOUS MATERIAL LOCATED ON,
   ABOUT, WITHIN, OR AFFECTING ANY OF THE PROPERTIES OR ASSETS OF BORROWER
   OR ANY SUBSIDIARY, OR (E) ANY INVESTIGATION, LITIGATION, OR OTHER PROCEEDING, INCLUDING, WITHOUT LIMITATION, ANY THREATENED INVESTIGATION, LITIGATION, OR OTHER PROCEEDING RELATING TO ANY OF THE FOREGOING; PROVIDED THAT THE PERSON ENTITLED TO BE INDEMNIFIED UNDER THIS SECTION SHALL NOT BE INDEMNIFIED FROM OR HELD HARMLESS AGAINST ANY LOSSES, LIABILITIES, CLAIMS, DAMAGES, PENALTIES, JUDGMENTS, DISBURSEMENTS, COSTS, OR EXPENSES ARISING OUT OF OR RESULTING FROM ITS GROSS NEGLIGENCE, WILLFUL MISCONDUCT OR ITS VIOLATION OF THE TERMS OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENTS. WITHOUT LIMITING ANY PROVISION OF ANY LOAN DOCUMENT, IT IS THE EXPRESS INTENTION OF THE PARTIES HERETO THAT EACH PERSON TO BE INDEMNIFIED UNDER THIS SECTION SHALL BE INDEMNIFIED FROM AND HELD HARMLESS AGAINST ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES, PENALTIES, JUDGMENTS, DISBURSEMENTS, COSTS, AND EXPENSES (INCLUDING ATTORNEYS' FEES AND EXPENSES) ARISING OUT OF OR RESULTING FROM THE SOLE OR CONTRIBUTORY NEGLIGENCE OF SUCH PERSON TO THE EXTENT NOT RESULTING IN THE VIOLATION BY SUCH PARTY OF THE TERMS OF ANY OF THE LOAN DOCUMENTS.

      Section 13.3 Limitation of Liability. None of the Agent, any Bank, or any Affiliate, officer, director, employee, attorney, or agent thereof shall have any liability with respect to, and Borrower and, by the execution of the Loan Documents to which it is a party each Obligated Party, hereby waives, releases, and agrees not to sue any of them upon, any claim for any special, indirect, incidental, consequential, or punitive damages suffered or incurred by Borrower or any Obligated Party in connection with, arising out of, or in any way related to any of the Loan Documents, or any of the transactions contemplated by any of the Loan Documents.

      Section 13.4 No Duty. All attorneys, accountants, appraisers, and other professional Persons and consultants retained by the Agent or any Bank shall have the right to act exclusively in the interest of the Agent and the Banks and shall have no duty of disclosure, duty of loyalty, duty of care, or other duty or obligation of any type or nature whatsoever to Borrower or any of Borrower's shareholders or any other Person.

      Section 13.5 No Fiduciary Relationship. The relationship between Borrower and the Obligated Parties on the one hand and the Agent and each Bank on the other is solely that of debtor and creditor, and neither the Agent nor any Bank has any fiduciary or other special relationship with Borrower or any Obligated Parties, and no term or condition of any of the Loan Documents shall be construed so as to deem the relationship between Borrower and the Obligated Parties on the one hand and the Agent and each Bank on the other and any Bank to be other than that of debtor and creditor.

      Section 13.6 Equitable Relief. Borrower recognizes that in the event Borrower or any Obligated Party fails to pay, perform, observe, or discharge any or all of the obligations under the Loan Documents, any remedy at law may prove to be inadequate relief to the Agent and the Banks. Borrower therefore agrees that the Agent and the Banks, if the Agent or the Required Banks so request, shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.

      Section 13.7 No Waiver; Cumulative Remedies. No failure on the part of the Agent or any Bank to exercise and no delay in exercising, and no course of dealing with respect to, any right, power, or privilege under any Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power, or privilege under any Loan Document preclude any other or further exercise thereof or the exercise of any other right, power, or privilege. The rights and remedies provided for in the Loan Documents are cumulative and not exclusive of any rights and remedies provided by law.

      Section 13.8  Successors and Assigns.

        (a) Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of the Agent and all of the Banks.

        (b) Participations. Any Bank may sell participations to one or more banks or other institutions in or to all or a portion of its rights and obligations under the Loan Documents (including, without limitation, all or a portion of its Revolving Commitment, the Loans owing to it); provided, however, that (i) such Bank's obligations under the Loan Documents (including, without limitation, its Revolving Commitment) shall remain unchanged, (ii) such Bank shall remain solely responsible to Borrower for the performance of such obligations, (iii) such Bank shall remain the holder of its Revolving Note for all purposes of any Loan Document, (iv) Borrower shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under the Loan Documents, and
   (v) such Bank shall not sell a participation that conveys to the participant the right to vote or give or withhold consents under any Loan Document, other than the right to vote upon or consent to (1) any increase of such Bank's Revolving Commitment, (2) any reduction of the principal amount of, or interest to be paid on, the Loans or other Obligations of such Bank,
   (3) any reduction of any commitment fee, or other amount payable to such Bank under any Loan Document, (4) any postponement of any date for the payment of any amount payable in respect of the Loans or other Obligations of such Bank, or (5) the release of Borrower or any Obligated Party.

        (c) Assignments. Borrower and each of the Banks agree that any Bank (the "Assigning Bank") may at any time assign to an Eligible Assignee all, or a proportionate part of all, of its rights and obligations under the Loan Documents (including, without limitation, its Revolving Commitment, Loans and participation interests) (each an "Assignee"); provided, however, that (i) except in the case of an assignment of all of a Bank's rights and obligations under the Loan Documents, the aggregate amount of the Revolving Commitment of the Assigning Bank being assigned or if the Revolving Commitments have terminated, the outstanding principal amount of the Loans being assigned (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than an amount equal to Five Million Dollars ($5,000,000), (ii) the parties to each such assignment shall execute and deliver to the Agent for its acceptance and recording in the Register (as defined below), an Assignment and Acceptance, together with the Revolving Notes subject to such assignment, and a processing and recordation fee of Three Thousand Dollars ($3,000) payable by the assignor or assignee (and not Borrower); provided that such fee shall not be payable to Agent if the Assigning Bank is making an assignment to one of its Affiliates; and (iii) Borrower and the Agent must consent to such assignment, which consent shall not be unreasonably withheld or delayed, with such consents to be evidenced by Borrower's and the Agent's execution of the Assignment and Acceptance; provided that Borrower's consent will not be necessary if the Assigning Bank is making an assignment to one of its Affiliates or if a Default exists. Upon such execution, delivery, acceptance, and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five
   (5) Business Days after the execution thereof, or, if so specified in such Assignment and Acceptance, the date of acceptance thereof by the Agent,
   (x) the assignee thereunder shall be a party hereto as a "Bank" and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Bank hereunder and under the Loan Documents, and (y) the Bank that is an assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Documents (and, in the case of an Assignment and Acceptance covering all or the remaining portion of a Bank's rights and obligations under the Loan Documents, such Bank shall cease to be a party thereto). The Agent shall maintain at its Principal Office a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Banks and the Revolving Commitments of, and principal amount of the Loans owing to, each Bank from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and Borrower, the Agent, and the Banks may treat each Person whose name is recorded in the Register as a Bank hereunder for all purposes under the Loan Documents. The Register shall be available for inspection by Borrower or any Bank at any reasonable time and from time to time upon reasonable prior notice. Upon its receipt of an Assignment and Acceptance executed by an Assigning Bank and Assignee representing that it is an Eligible Assignee, together with any Revolving Notes subject to such assignment, the Agent shall, if such Assignment and Acceptance has been completed,

   (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register, and (iii) give prompt written notice thereof to Borrower. Within five (5) Business Days after its receipt of such notice Borrower, at its expense, shall execute and deliver to the Agent a new Revolving Note to the order of such Eligible Assignee (each such promissory note shall constitute a "Revolving Note" for purposes of the Loan Documents). Such new Revolving Note shall be dated the effective date of such Assignment and Acceptance, and shall otherwise be in substantially the form of the Exhibit "A" hereto.

        (d) Information. Any Bank may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section, disclose to the assignee or participant or proposed assignee or participant, any information relating to Borrower or its Subsidiaries furnished to such Bank by or on behalf of Borrower or its Subsidiaries.

        (e)  Pledge to Federal Reserve.  Notwithstanding anything in this
   Section 13.8 to the contrary, any Bank may, in the ordinary course of its business, pledge its Revolving Note to any United States Federal Reserve Bank to secure advances made by such Federal Reserve Bank to such Bank.

      Section 13.9 Survival. All representations and warranties made in any Loan Document or in any document, statement, or certificate furnished in connection with any Loan Document shall survive the execution and delivery of the Loan Documents and no investigation by the Agent or any Bank or any closing shall affect the representations and warranties or the right of the Agent or any Bank to rely upon them. Without prejudice to the survival of any other obligation of Borrower hereunder, the obligations of Borrower under Article 5 and Sections 13.1 and 13.2 shall survive repayment of the Revolving Notes and termination of the Revolving Commitments.

      Section 13.10 Entire Agreement. THIS AGREEMENT, THE REVOLVING NOTES, AND THE OTHER LOAN DOCUMENTS REFERRED TO HEREIN EMBODY THE FINAL, ENTIRE AGREEMENT AMONG THE PARTIES HERETO AND SUPERSEDE ANY AND ALL PRIOR COMMITMENTS, AGREEMENTS, REPRESENTATIONS, AND UNDERSTANDINGS, WHETHER WRITTEN OR ORAL, RELATING TO THE SUBJECT MATTER HEREOF AND MAY NOT BE CONTRADICTED OR VARIED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OR DISCUSSIONS OF THE PARTIES HERETO. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES HERETO.

      Section 13.11 Amendments. No amendment or waiver of any provision of any Loan Document to which Borrower is a party, nor any consent to any departure by Borrower therefrom, shall in any event be effective unless the same shall be agreed or consented to by Required Banks and Borrower, and each such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, that no amendment, waiver, or consent shall, unless in writing and signed by all of the Banks and Borrower, do any of the following: (a) increase Revolving Commitments of the Banks; (b) reduce the principal of, or interest on, the Revolving Notes or any fees or other amounts payable hereunder; (c) postpone any date fixed for any payment of principal of, or interest on, the Revolving Notes, or any fees or other amounts payable hereunder; (d) waive or amend any of the conditions specified in Article 6; (e) change the percentage of the Revolving Commitments or of the aggregate unpaid principal amount of the Revolving Notes or the number of Banks which shall be required for the Banks or any of them to take any action under any Loan Document; (f) change any provision contained in this Section 13.11; or (g) release Borrower or any Obligated Party from liability. Notwithstanding anything to the contrary contained in this Section, no amendment waiver, or consent shall be made with respect to Section 2.7 or Article 12 hereof without the prior written consent of the Agent.

      Section 13.12  Maximum Interest Rate.

        (a) No interest rate specified in any Loan Document shall at any time exceed the Maximum Rate. If at any time the interest rate (the "Contract Rate") for any Obligation shall exceed the Maximum Rate, thereby causing the interest accruing on such Obligation to be limited to the Maximum Rate, then any subsequent reduction in the Contract Rate for such Obligation shall not reduce the rate of interest on such Obligation below the Maximum Rate until the aggregate amount of interest accrued on such Obligation equals the aggregate amount of interest which would have accrued on such Obligation if the Contract Rate for such Obligation had at all times been in effect.

        (b) No provision of any Loan Document shall require the payment or the collection of interest in excess of the maximum amount permitted by applicable law. If any excess of interest in such respect is hereby provided for, or shall be adjudicated to be so provided, in any Loan Document or otherwise in connection with this loan transaction, the provisions of this Section shall govern and prevail and neither Borrower nor the sureties, guarantors, successors, or assigns of Borrower shall be obligated to pay the excess amount of such interest or any other excess sum paid for the use, forbearance, or detention of sums loaned pursuant hereto. In the event any Bank ever receives, collects, or applies as interest any such sum, such amount which would be in excess of the maximum amount permitted by applicable law shall be applied as a payment and reduction of the principal of the Obligations, and, if the principal of the Obligations has been paid in full, any remaining excess shall forthwith be paid to Borrower. In determining whether or not the interest paid or payable exceeds the Maximum Rate, Borrower and each Bank shall, to the extent permitted by applicable law, (a) characterize any non-principal payment as an expense, fee, or premium rather than as interest, (b) exclude voluntary prepayments and the effects thereof, and (c) amortize, prorate, allocate, and spread in equal or unequal parts the total amount of interest throughout the entire contemplated term of the Obligations so that interest for the entire term does not exceed the Maximum Rate.

      Section 13.13 Notices. All notices and other communications provided for in any Loan Document to which Borrower or any Obligated Party is a party shall be given or made in writing and telecopied, mailed by certified mail return receipt requested, or delivered to the intended recipient at the "Address for Notices" specified below its name on the signature pages hereof and, if to an Obligated Party, at the address for notices for Borrower, or, as to any party, at such other address as shall be designated by such party in a notice to each other party given in accordance with this Section. Except as otherwise provided in any Loan Document, all such communications shall be deemed to have been duly given when transmitted by telecopy, subject to telephone confirmation of receipt, or when personally delivered or, in the case of a mailed notice, three (3) Business Days after being duly deposited in the mails, in each case given or addressed as aforesaid; provided, however, notices to the Agent pursuant to Sections 2.7, 4.1 or 4.3 shall not be effective until received by the Agent.

      Section 13.14 Governing Law; Venue; Service of Process. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas and the applicable laws of the United States. ANY ACTION OR PROCEEDING AGAINST BORROWER UNDER OR IN CONNECTION WITH ANY LOAN DOCUMENT MAY BE BROUGHT IN ANY STATE COURT LOCATED IN DALLAS, TEXAS OR ANY FEDERAL COURT IN THE NORTHERN DISTRICT OF TEXAS. BORROWER HEREBY IRREVOCABLY (a) SUBMITS TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS, AND (b) WAIVES
   ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH ACTION OR PROCEEDING BROUGHT IN SUCH COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. BORROWER AGREES THAT SERVICE OF PROCESS UPON IT MAY
   BE MADE BY CERTIFIED OR REGISTERED MAIL, RETURN RECEIPT REQUESTED, AT ITS ADDRESS SPECIFIED OR DETERMINED IN ACCORDANCE WITH THE PROVISIONS OF
   SECTION 13.13 OF THIS AGREEMENT. NOTHING IN THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT SHALL AFFECT THE RIGHT OF THE AGENT OR ANY BANK TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR SHALL LIMIT THE RIGHT OF THE AGENT OR ANY BANK TO BRING ANY ACTION OR PROCEEDING AGAINST BORROWER
   OR WITH RESPECT TO ANY OF ITS PROPERTY IN COURTS IN OTHER JURISDICTION.
   ANY ACTION OR PROCEEDING BY BORROWER AGAINST THE AGENT OR ANY BANK SHALL
   BE BROUGHT ONLY IN A COURT LOCATED IN DALLAS, TEXAS.

      Section 13.15 Counterparts. This Agreement may be executed in one or more counterparts and on telecopy counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same agreement.

      Section 13.16 Severability. Any provision of any Loan Document held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of any Loan Document and the effect thereof shall be confined to the provision held to be invalid or illegal.

      Section 13.17 Headings. The headings, captions, and arrangements used in this Agreement are for convenience only and shall not affect the interpretation of this Agreement.

      Section 13.18 Non-Application of Chapter 346 of the Finance Code of Texas. The provisions of Chapter 346 of the Finance Code of Texas are specifically declared by the parties hereto not to be applicable to any Loan Documents or to the transactions contemplated thereby.

      Section 13.19 Construction. Borrower, each Obligated Party (by its execution of the Loan Documents to which its is a party), the Agent, and each Bank acknowledges that each of them has had the benefit of legal counsel of its own choice and has been afforded an opportunity to review the Loan Documents with its legal counsel and that the Loan Documents shall be construed as if jointly drafted by the parties thereto.

      Section 13.20 Independence of Covenants. All covenants under the Loan Documents shall be given independent effect so that if a particular action or condition is not permitted by any of such covenants, the fact that it would be permitted by an exception to, or be otherwise within the limitations of, another covenant shall not avoid the occurrence of a Default if such action is taken or such condition exists.

      Section 13.21 Waiver of Jury Trial. TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, EACH OF THE PARTIES HERETO HEREBY IRREVOCABLY AND EXPRESSLY WAIVES ALL RIGHT TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING, OR COUNTERCLAIM (WHETHER BASED UPON CONTRACT, TORT, OR OTHERWISE) ARISING OUT OF OR RELATING TO ANY OF THE LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED THEREBY OR THE ACTIONS OF THE AGENT OR ANY BANK IN THE NEGOTIATION, ADMINISTRATION, OR ENFORCEMENT THEREOF.

      IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.


                                    BORROWER:

                                    NCH CORPORATION


                                    By:     /s/ Tom Hetzer
                                            ------------------------
                                    Name:   Tom Hetzer
                                            ------------------------
                                    Title:  Vice President - Finance
                                            ------------------------

                                    Address for Notices:

                                    2727 Chemsearch Blvd.
                                    Irving, Texas  75062
                                    Fax No.:  972-438-0404
                                    Telephone No.:  972-438-0504
                                    Attention:  Tom Hetzer

                                    AGENT:


                                    CHASE BANK OF TEXAS,
                                    NATIONAL ASSOCIATION,
                                    individually as a Bank and as the Agent


                                    By:     /s/ Allen K. King
                                            -----------------
                                    Name:   Allen K. King
                                            -----------------
                                    Title:  Vice President
                                            -----------------

                                    Address for Notices:

                                    1111 Fannin, 9th Floor, MS46
                                    Houston, Texas  77002
                                    Fax No.: 713 750-3810
                                    Telephone No.: 713 750-2784
                                    Attention:  Loan Syndication Services
                                    re:  NCH Corporation

                                    With a copy to:
                                    P.O. Box 660197
                                    2200 Ross Avenue
                                    Dallas, Texas 75266-0197
                                    Fax No.:214 965-2990
                                    Telephone No.:214 965-2422
                                    Attention: Corporate Banking Group

                                    Lending Office for Base Rate Accounts,
                                    and Eurodollar Accounts:

                                    1111 Fannin
                                    Houston, Texas  77002

                                    BANK ONE, TEXAS, N.A.


                                    By:     /s/ Fred Points
                                            ---------------
                                    Name:   Fred Points
                                            ---------------
                                    Title:  Vice President
                                            ---------------

                                    Address for Notices:

                                    1717 Main Street, Third Floor
                                    Dallas, Texas  75201
                                    Fax:  214-290-2367
                                    Telephone:  214-290-2683
                                    Attention:  Fred Points

                                    Lending Office for Base Rate Accounts and
                                    Eurodollar Accounts:

                                    1717 Main Street, Third Floor
                                    Dallas, Texas  75201

                           NCH CORPORATION AND SUBSIDIARIES
      EXHIBIT 10.1.3 FIRST AMENDMENT TO CREDIT AGREEMENT AMONG NCH CORPORATION
          AS BORROWER, CHASE BANK OF TEXAS, NATIONAL ASSOCIATION, AS AGENT





                         FIRST AMENDMENT TO CREDIT AGREEMENT


      THIS FIRST AMENDMENT TO CREDIT AGREEMENT (the "Amendment") dated as of May 28, 1999 is among NCH CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware ("Borrower"), each of the banks or other lending institutions which is a signatory hereto (individually, a "Bank" and, collectively, the "Banks"), and CHASE BANK OF TEXAS, NATIONAL ASSOCIATION, individually as a Bank and as agent for itself and the other Banks (in its capacity as agent, the "Agent").

      RECITALS:

      Borrower, the Agent, and the Banks have entered into that certain Credit Agreement dated as of August 7, 1998 (as the same may hereafter be amended or otherwise modified, the "Agreement"). Borrower, Agent and the Banks now desire to amend the Agreement as herein set forth.

      NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows, effective as of the date hereof unless otherwise indicated:


                                    ARTICLE 1.

                                   Definitions

      Section 1.1. Definitions. Capitalized terms used in this Amendment, to the extent not otherwise defined herein, shall have the same meanings as in the Agreement, as amended hereby.

                                    ARTICLE 2.

                                    Amendments

      Section 2.1. Amendment to Article 9. Article 9 is amended to add a new Section 9.6 to read in its entirety as follows:

         Section 9.6 Limitation on Plan Debt. Borrower will not permit the Plan Debt outstanding as of the last day of each Fiscal Quarter to exceed an amount equal to Thirty-Five percent (35%) of the Consolidated Total Assets as of such last day. As used herein, the term "Plan Debt" means, at the time of determination, all liabilities in respect of all unfunded postsettlement and postemployment benefits, including but not limited to unfunded vested benefits under any Plan or Non-US. Employee Plan, as determined for Borrower on a consolidated basis. As used herein, the term "Consolidated Total Assets" means, as of any date, the total assets of the Borrower and the Subsidiaries as reflected on a consolidated balance sheet of the Borrower prepared in accordance with GAAP as of such date.

      Section 2.2. Amendment to Section 10.2 The definition of the term "Total Debt" as set forth in Section 10. 2 is amended in its entirety to read as follows:

         "Total Debt" means, at the time of determination, the sum of the following determined for Borrower on a consolidated (without duplication): (a) all obligations for borrowed money; (b) all obligations of such Person evidenced by bonds, notes, debentures, or other similar instruments; (c) all Capital Lease Obligations;
         (d) all reimbursement obligations of such Person (whether contingent or otherwise) in respect of letters of credit, bankers' acceptances, surety or other bonds, and similar instruments; and (e) all obligations, contingent or otherwise, for the payment of money under any noncompete, consulting or similar agreement entered into with the seller of an acquired company (whether by stock or asset acquisition) or any other similar arrangements providing for the deferred payment of the purchase price for an acquisition consummated prior to the date hereof.

      Section 2.3. Amendment to Exhibit "B". Exhibit "B" is amended in its entirety to read as set forth on Exhibit "B" hereto.

                                    ARTICLE 3.

                                  Miscellaneous

      Section 3.1. Ratifications. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Agreement and except as expressly modified and superseded by this Amendment, the terms and provisions of the Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect. Borrower, the Agent, and the Banks party hereto agree that the Agreement as amended hereby and the other Loan Documents shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

      Section 3.2. Representations and Warranties. Borrower hereby represents and warrants to Agent and the Banks as follows: (a) after giving effect to this Amendment, no Default has occurred and is continuing; and
   (b) the representations and warranties set forth in the Loan Documents are true and correct in all material respects on and as of the date hereof with the same effect as though made on and as of such date except with respect to any representations and warranties limited by their terms to a specific date.

      Section 3.3. Survival of Representations and Warranties. All representations and warranties made in this Amendment shall survive the execution and delivery of this Amendment, and no investigation by Agent or any Bank or any closing shall affect the representations and warranties or the right of Agent and the Banks to rely upon them.

      Section 3.4. Reference to Agreement. Each of the Loan Documents, including the Agreement, are hereby amended so that any reference in such Loan Documents to the Agreement shall mean a reference to the Agreement as amended hereby.

      Section 3.5. Expenses of Bank. As provided in the Agreement, Borrower agrees to pay on demand all costs and expenses incurred by Agent in connection with the preparation, negotiation, and execution of this Amendment, including without limitation, the costs and fees of Agent's legal counsel.

      Section 3.6. Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

      Section 3.7. Applicable Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Texas and the applicable laws of the United States of America.

      Section 3.8. Successors and Assigns. This Amendment is binding upon and shall inure to the benefit of Agent, each Bank and Borrower and their respective successors and assigns, except Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of the Banks.

      Section 3.9. Counterparts. This Amendment may be executed in one or more counterparts and on telecopy counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same agreement.

      Section 3.10. Effect of Waiver. No consent or waiver, express or implied, by Agent or any Bank to or for any breach of or deviation from any covenant, condition or duty by Borrower or any Obligated Party shall be deemed a consent or waiver to or of any other breach of the same or any other covenant, condition or duty.

      Section 3.11. Headings. The headings, captions, and arrangements used in this Amendment are for convenience only and shall not affect the interpretation of this Amendment.

      Section 3.12. ENTIRE AGREEMENT. THIS AMENDMENT EMBODIES THE FINAL, ENTIRE AGREEMENT AMONG THE PARTIES HERETO AND SUPERSEDE ANY AND ALL PRIOR COMMITMENTS, AGREEMENTS, REPRESENTATIONS AND UNDERSTANDINGS, WHETHER WRITTEN OR ORAL, RELATING TO THIS AMENDMENT, AND MAY NOT BE CONTRADICTED OR VARIED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OR DISCUSSIONS OF THE PARTIES HERETO. THERE ARE NO ORAL AGREEMENTS AMONG THE PARTIES HERETO.

      Executed as of the date first written above.

                                       NCH CORPORATION


                                       By:  /s/ Tom Hetzer
                                       ------------------------------------
                                       Tom Hetzer, Vice President -Finance


                                       CHASE BANK OF TEXAS,
                                       NATIONAL ASSOCIATION,
                                       individually as a Bank and as the Agent


                                       By:  /s/ Mike Lister
                                       ---------------------------
                                       Mike Lister, Vice President


                                       BANK ONE, TEXAS, N.A.


                                       By:  /s/ Thomas R. Freas
                                       ----------------------------------
                                       Thomas R. Freas, Managing Director



                               Obligated Party Consent

      Each of the undersigned Obligated Parties: (i) consent and agree to this Amendment; and (ii) agree that the Guaranty shall remain in full force and effect and shall continue to be the legal, valid and binding obligation of such Obligated Party enforceable against it in accordance with their respective terms.

                                       OBLIGATED PARTIES:

                                       PLUMBMASTER, INC.
                                       RESOURCE ELECTRONICS, INC.
                                       LSP PRODUCTS GROUP, INC.
                                       CORNERSTONE DIRECT CORPORATION

                                       By:  /s/ Tom Hetzer
                                       --------------------------
                                       Tom Hetzer, Vice President
                                          of each Obligated Party

                           NCH CORPORATION AND SUBSIDIARIES
                                     EXHIBIT 13
                     ANNUAL REPORT FOR THE YEAR ENDED APRIL 30, 1999


   Selected Financial Data
   NCH Corporation and Subsidiaries
   (In Thousands Except Per Share Data)

   Years Ended April 30,

                       1999        1998         1997         1996        1995
                     --------    --------     --------     --------    --------

   Net Sales         $786,693    $784,095     $766,761     $772,834    $735,098

   Net Income        $ 24,361    $ 35,695     $ 34,675     $ 36,307    $ 35,582

   Earnings Per
   Share
     Basic              $4.27       $4.98        $4.73        $4.51       $4.29
     Diluted            $4.25       $4.97        $4.73        $4.51       $4.27

   Current Ratio     2.9 to 1    3.7 to 1     3.4 to 1     3.3 to 1    3.5 to 1

   Total Assets      $432,841    $519,704     $497,591     $514,404    $529,137

   Long-Term Debt    $  1,104    $  1,400     $    112     $     49    $  4,761

   Retirement and
   Deferred
   Compensation
   Plans             $115,162    $111,088     $107,057     $ 99,915    $ 92,157

   Cash Dividends
   Declared
   Per Share            $1.40       $1.35        $2.20        $2.20       $2.15

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
   OPERATIONS
   ----------


   Liquidity and Capital Resources
   -------------------------------


        In the fiscal year ended April 30, 1999, working capital decreased to $201.1 million from $288.7 million at April 30, 1998. The current ratio was
   2.9 to 1 at April 30, 1999, compared to 3.7 to 1 at April 30, 1998. The total of cash, cash equivalents and marketable securities decreased by $95.8 million to $23.0 million at April 30, 1999. Net cash flow from operations totaled $34.9 million for fiscal 1999. Additional cash was provided by the net redemptions of marketable securities of $98.3 million, and the borrowing of cash surrender values of company-owned life insurance policies on key employees of $2.0 million. Principal uses of cash consisted of treasury stock purchases of $106.0 million, net capital expenditures of $11.7 million, and payment of dividends of $7.8 million. During the year, the Company purchased the assets of several small domestic businesses for $2.8 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends. Long-term and short-term indebtedness has usually been limited to the borrowing of local country currencies by the Company's international subsidiaries to finance working capital requirements, although the Company has incurred debt domestically related to domestic acquisitions or when financially advantageous.

        The Company's international subsidiaries operate on a fiscal year ending on the last day of February. At February 28, 1999, the value of the U.S. dollar had increased relative to most of the currencies in which the Company's international subsidiaries operate. As a result, the reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at February 28, 1999, compared to February 28, 1998. This is reflected by the foreign currency translation component of accumulated other comprehensive loss, which increased $2.5 million to a $36.3 million reduction of equity at April 30, 1999.

        As reported on the Consolidated Balance Sheets, accounts receivable increased by $5.5 million in the year ended April 30, 1999. The change in accounts receivable presented in the Consolidated Statements of Cash Flows excludes the effect of exchange rates on the reported asset values and shows that accounts receivable, net of the provision for losses, increased by $5.3 million compared to the end of the prior year. The increase in accounts receivable was primarily due to increased sales in certain of the Company's domestic operations during the current quarter.

        As reported on the Consolidated Balance Sheets, inventories decreased by $.5 million in the year ended April 30, 1999. The change in inventories presented in the Consolidated Statements of Cash Flows excludes the effect of exchange rates on the reported asset values and shows that inventories decreased slightly in the same period. Inventories decreased internationally due to lower international sales, and this decrease was partially offset by increased inventory levels domestically due to higher domestic sales in the current year.

        Accounts payable, accrued expenses and income taxes payable increased by $1.8 million as reported on the Consolidated Balance Sheets. Income taxes payable increased due to the timing of payments in the current year as compared to the prior year. Accrued expenses increased due to increased international marketing costs. Accounts payable decreased as a result of normal business activity associated with timing of payments.

        Net capital expenditures for property, plant and equipment were $11.7 million for the year ended April 30, 1999. These consisted of the installation and update of worldwide computer systems and normal additions of operating equipment. Capital expenditures for the upcoming year will not vary significantly from the current year.

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

        Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased $2.2 million as reported on the Consolidated Balance Sheets. During the year, short-term borrowings, primarily in Europe, were repaid. Of the $1.4 million in long-term debt and current maturities, $1.3 million is a note payable related to the purchase of a small domestic business. The remaining long-term debt and current maturities and all $5.3 million of notes payable consist of international subsidiary borrowings in local country currencies used primarily to finance working capital requirements.

        The retirement and deferred compensation plan liability on the Consolidated Balance Sheets represents compensation deferred by employees and accrued interest on such deferrals as well as accrued retirement benefits under non-qualified retirement plans. Deferred compensation is expensed as earned with a liability recorded for payment in future years.

        During fiscal year 1999, cash dividends paid amounted to $7.8 million ($1.40 per share) compared to $9.3 million in 1998 ($1.40 per share). On April 14, 1999, the directors of the Company declared a regular quarterly cash dividend of $.35 per share of Common Stock to be paid June 15, 1999, to shareholders of record June 1, 1999.

        During the fiscal year, the Company repurchased a total of 1,769,387 shares of NCH Common Stock for an aggregate price of $106.0 million.

        In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks which expires in August 2001, and is available for acquisitions and general corporate purposes. During fiscal 1999, the Company did not borrow any amount under this credit facility.


   Sales and Operating Income - Fiscal 1999 to Fiscal 1998
   -------------------------------------------------------


                                  Net Sales                Operating Income
                            Years Ended April 30,        Years Ended April 30,
                              1999         1998            1999         1998
                            --------     --------        --------     --------

   Chemical Specialties     $426,717     $427,126        $ 32,571     $ 36,883
   Plumbmaster Group         120,553      106,584           3,254          843
   Resource Electronics       63,468       68,629          (1,739)       1,159
   Partsmaster Group          85,250       79,739           8,198        9,972
   Landmark Direct            28,281       20,332           1,315         (659)
   Other Product Lines        62,424       81,685           7,376        5,673
   Unallocated Corporate
     Expenses                      -            -          (2,469)      (2,124)
                            --------     --------        --------     --------

   Total                    $786,693     $784,095        $ 48,506     $ 51,747
                            ========     ========        ========     ========

        Net sales were $786.7 million in fiscal 1999 compared to $784.1 million in fiscal 1998. Domestic net sales increased 1% from fiscal 1998 to 1999. Toward the end of fiscal 1998, two domestic subsidiaries were sold. Net sales in fiscal 1998 for these two subsidiaries amounted to $32.2 million. For comparison purposes, total net sales increased 5% in fiscal 1999 and domestic net sales increased 10% when the net sales for these two subsidiaries are excluded from fiscal 1998. Net sales from total international operations increased 2% from fiscal 1998 to 1999 when measured on a local currency basis. Due to the strengthening of the U.S. dollar, sales from international operations reflected a decrease of 1% from fiscal 1998 to 1999 as reported in U.S. dollars. Fiscal 1999 international sales are also lower due to the general economic downturn in Asia and in South America due to weak economies in major markets. In the Chemical Specialties segment, net sales decreased slightly from fiscal 1998 to
   1999 due to a decrease in international sales, as measured in U.S. dollars, which offset increased domestic sales. An estimated $8 million of the decrease in international sales is attributable to the strength of the U.S. dollar in fiscal 1999 compared to 1998. Net sales in the Plumbmaster Group increased 13% from 1998 to 1999 as a result of increased domestic sales to major home building supply centers. Resource Electronics had an 8% decrease in net sales from 1998 to 1999 as a result of lower sales prices in the electronics business due to competition in Far East markets. Net sales in the Partsmaster Group increased 7% from 1998 to 1999, primarily due to
   increased domestic sales.   Net sales for Landmark Direct increased 39%
   from 1998 to 1999 primarily due to the acquisition of a small company in April 1998. Net sales for Landmark Direct increased 10% without the acquisition. Net sales in the Other Product Lines decreased 24% primarily as a result of the sale of two subsidiaries in April 1998, offset partially by increased revenues from satellite broadcasting distribution agreements.

        Operating income decreased to $48.5 million in fiscal 1999 from $51.7 million in 1998. Excluding the results of the two subsidiaries sold in April 1998, operating income for fiscal 1998 would have been $48.5 million. Domestic operating margins improved slightly from fiscal 1998 to 1999 due to decreased marketing costs, partially offset by increased cost of sales and administrative expenses. Internationally, operating margins decreased due to increased cost of sales and marketing costs in fiscal 1999 compared to 1998. In the Chemical Specialties segment, operating income decreased 12%, due to decreases in international margins. Of this decrease, approximately 3%, or one million dollars, is attributable to the strength of the U.S. dollar in fiscal 1999 compared to 1998. Operating income for the Plumbmaster Group increased $2.4 million due to increased domestic sales and reductions in material costs for purchased goods. Resource Electronics had a decrease in operating income of $2.9 million due to lower margins from reduced sales prices as discussed above. Operating income for Partsmaster Group decreased 18%, due to increased international marketing costs. Operating income for Landmark Direct increased $2.0 million due to the acquisition of a small company and decreased expenses related to printing and mailing catalogs. Operating income in the Other Product Lines increased due to increased revenue related to satellite broadcasting distribution agreements.


   Sales and Operating Income - Fiscal 1998 to Fiscal 1997
   -------------------------------------------------------


                                  Net Sales                Operating Income
                             Years Ended April 30,       Years Ended April 30,
                              1998         1997            1998         1997
                            --------     --------        --------     --------

   Chemical Specialties     $427,126     $439,545        $ 36,883     $ 43,913
   Plumbmaster Group         106,584      103,496             843        2,832
   Resource Electronics       68,629       62,297           1,159          645
   Partsmaster Group          79,739       79,659           9,972       10,097
   Landmark Direct            20,332       18,348            (659)      (1,438)
   Other Product Lines        81,685       63,416           5,673        2,219
   Unallocated Corporate
     Expenses                      -            -          (2,124)      (2,017)
                            --------     --------        --------     --------
   Total                    $784,095     $766,761        $ 51,747     $ 56,251
                            ========     ========        ========     ========

        Net sales of $784.1 million in fiscal 1998 were 2% higher than net sales of $766.8 million in fiscal 1997. Domestic net sales increased 10% from fiscal 1997 to 1998. Net sales from total international operations increased 4% from fiscal 1997 to 1998 when measured on a local currency basis. Due to the strengthening of the U.S. dollar, sales from international operations reflected a decrease of 6% from fiscal 1997 to 1998
   as reported in U.S. dollars.   In the Chemical Specialties segment, net
   sales decreased 3% from fiscal 1997 to 1998 mainly due to a decrease in international sales, as measured in U.S. dollars. An estimated $35 million decrease in reported international sales is attributable to the strength of the U.S. dollar in fiscal 1998 compared to 1997. Net sales in the Plumbmaster Group increased 3% from 1997 to 1998 as a result of increased domestic sales. Resource Electronics had a 10% increase in net sales from 1997 to 1998 as a result of growth in the data communications market. Net
   sales in the Partsmaster Group were flat from 1997 to 1998.   Net sales
   for Landmark Direct increased 11% from 1997 to 1998 due to increased catalog sales of first aid supplies. Net sales in Other Product Lines increased 29% primarily as a result of the acquisition of a business in early 1998.

        Operating income decreased to $51.7 million in fiscal 1998 compared to $56.3 million in 1997, due to the strengthening of the U.S. dollar and lower operating margins in the international operations. Domestic operating margins improved slightly from fiscal 1997 to 1998 due to decreased marketing and administrative costs, partially offset by increased cost of sales. Internationally, operating margins decreased due to increased marketing and administrative expenses in fiscal 1998 compared to 1997. In the Chemical Specialties segment, operating income decreased 16%, due to decreases in both international and domestic margins. Of this decrease, approximately 10%, or $4 million, is attributable to the strength of the U.S. dollar in fiscal 1998 compared to 1997. Operating income for the Plumbmaster Group decreased $2.0 million due to increased material costs in the domestic operations. Resource Electronics had an increase in operating income of $.5 million resulting from the increased sales noted above. Operating income for Partsmaster Group decreased slightly, due to lower international margins, and was partially offset by higher domestic margins. The decrease in the operating loss for Landmark Direct is due to increased sales of first aid supplies. Operating income in Other Product Lines increased due to the acquisition of a business and also due to increases from safety products, pet products, and revenues from satellite broadcasting distribution agreements.


   Other Operating Results - Fiscal Years 1999, 1998 and 1997
   ----------------------------------------------------------

        In fiscal year 1999, the Company reported net interest expense of $2.7 million compared to net interest expense of $.4 million in 1998. This decrease is due to the reduction of marketable securities during 1999 as compared to 1998, which reduced interest income. The $.4 million in net interest expense in fiscal 1998 compared to net interest income of $.8 million in 1997.

        Loss on revaluation of foreign currencies was $1.5 million in fiscal 1999 compared to $2.3 million in fiscal 1998. The current year loss is primarily due to translation losses in hyper-inflationary countries. In fiscal 1998, loss on currency revaluation was $2.3 million compared to a loss of $2.4 million in 1997. The fiscal 1998 loss is attributable to foreign exchange expense in certain European and Pacific subsidiaries and translation losses in hyper-inflationary countries.

        During April 1998, the Company sold two subsidiaries, resulting in a gain of $11.0 million before taxes ($7.1 million after taxes). Sales for these two subsidiaries were less than 5% of the Company's consolidated annual sales, and therefore this transaction has not had a material impact on the Company's operations. During fiscal year 1997, the Company sold subsidiary assets, resulting in a gain of $3.5 million before taxes ($2.3 million after taxes). This subsidiary's sales were not a material portion of the Company's consolidated annual sales, and therefore this transaction has not had a material impact on the Company's operations.

        The overall corporate tax rate for fiscal 1999 was 45.0% of pre-tax income compared to 40.5% in 1998 and 40.4% in 1997. The increase in fiscal year 1999 is due to the reduction of marketable securities during fiscal 1999, which reduced the amount of tax-exempt interest income. A reconciliation of the effective tax rates to U.S. statutory rates is contained in the Notes to Consolidated Financial Statements.

        Net income in fiscal year 1999 decreased to $24.4 million from $35.7 million in 1998. Included in net income for the 1998 fiscal year are the sales and income of two subsidiaries that were sold at the end of fiscal 1998. Net income for the two subsidiaries, including the gain on the sale of the subsidiaries, amounted to $8.9 million for the 1998 fiscal year. Basic earnings per share decreased to $4.27 per share in fiscal 1999, due to the decrease in net income, and was partially offset by the decrease in the weighted average number of common shares outstanding during the current year. Diluted earnings per share also decreased to $4.25 per share in fiscal 1999. Net income in fiscal 1998, including the gain on the sale of subsidiaries, was 3% higher than the $34.7 million reported in 1997. Basic earnings per share in fiscal 1998 were $4.98, a 5% increase from $4.73 in 1997, due to an increase in net income combined with a decrease in the weighted average number of common shares outstanding during fiscal 1998. Diluted earnings per share also increased 5% to $4.97 per share in fiscal 1998.

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

        The Company has addressed the potential exposures related to the Year 2000 Issue on its operations for the fiscal year 1999 and beyond. A review of key financial, informational and operational systems has been completed. All significant domestic and international systems have been replaced or modified as necessary. Testing of these systems will be substantially complete by August 1999. The Company believes that with these modifications, the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that these modifications will prevent a material adverse effect on the Company's business, financial condition or results of operations. The financial impact of any such material adverse effect cannot be estimated at this time. The Company has contingency plans to deal with major Year 2000 failures, and such plans are constantly being monitored and will be revised as necessary.

        In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include corporate partners, suppliers, vendors, financial institutions and governmental entities. There can be no assurance that the systems of other organizations on which the Company may rely will adequately address the Year 2000 Issue, or that the failure of other organizations to address the Year 2000 Issue will not have a material adverse effect on the Company's business, financial condition or results of operations. However, most of the Company's suppliers and customers have been contacted, and they have indicated that they are Year 2000 compliant. There is not expected to be a disruption of business due to suppliers' systems since the Company has numerous suppliers for its products.

        The total cost of systems' assessments and modifications related to the Year 2000 Issue is funded through operating cash flows and has not been material to date. The Company is expensing these costs as incurred. The Company has identified resources to address the Year 2000 Issue. The financial impact of making the required systems changes cannot be known precisely at this time, but it is currently expected to be less than $2.0 million. The actual financial impact could, however, exceed this estimate.

   Euro Conversion
   ---------------

        On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro is now trading on currency exchanges and can be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion are developing plans to address the systems and business issues affected by the euro currency conversion. These issues include, among others, the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions. The Company does not expect this conversion to have a material impact on its financial condition or results of operations.


   Forward-Looking Information
   ---------------------------


        Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and assumptions regarding the worldwide economy, technological innovation, competitive activity, interest rates, pricing, and currency movements.
   These statements are not guarantees of future results or events, and involve certain risk and uncertainties which are difficult to predict and many of which are beyond the control of the Company. Actual results and events could differ materially from those anticipated by the forward-looking statements.


   Consolidated Statements of Income
   NCH Corporation and Subsidiaries
   (In Thousands Except Per Share Data)

   Years Ended April 30,


                                         1999         1998         1997
                                       --------     --------     --------
   Net Sales                           $786,693     $784,095     $766,761
                                       --------     --------     --------

   Operating Expenses
     Cost of sales, including
       warehousing and commissions      434,628      427,304      403,317
   Marketing and administrative
     expenses                           303,559      305,044      307,193
                                       --------     --------     --------
                                        738,187      732,348      710,510

   Operating Income                      48,506       51,747       56,251

   Other (Expenses) Income
     Revaluation of foreign
       currencies                        (1,515)      (2,318)      (2,373)
   Net interest                          (2,722)        (434)         801
   Gain on sale of subsidiaries               -       10,972        3,536
                                       --------     --------     --------

   Income before Income Taxes            44,269       59,967       58,215

   Provision for Income Taxes            19,908       24,272       23,540
                                       --------     --------     --------

   Net Income                          $ 24,361     $ 35,695     $ 34,675
                                       ========     ========     ========
   Earnings Per Share

     Basic                                $4.27        $4.98        $4.73
                                          =====        =====        =====

     Diluted                              $4.25        $4.97        $4.73
                                          =====        =====        =====


   The accompanying notes are an integral part of these financial statements.



   Consolidated Balance Sheets
   NCH Corporation and Subsidiaries
   (In Thousands Except Share Data)

   As of April 30,

                                                       1999           1998
                                                     --------       --------

   Assets

   Current Assets
    Cash and cash equivalents                        $ 19,814       $ 17,139
    Marketable securities                               3,187        101,626
    Accounts receivable (less allowance for
      doubtful accounts of $17,272 and $15,653)       146,255        140,758
    Inventories                                       107,995        108,478
    Prepaid expenses                                    9,568          9,434
    Deferred income taxes                              21,454         19,099
                                                     --------       --------
     Total Current Assets                             308,273        396,534
                                                     --------       --------

   Property, Plant and Equipment                      195,315        191,514
   Accumulated depreciation                           118,590        112,353
                                                     --------       --------
                                                       76,725         79,161
                                                     --------       --------
   Deferred Income Taxes                               31,767         30,848
                                                     --------       --------
   Other                                               16,076         13,161
                                                     --------       --------
    Total                                            $432,841       $519,704
                                                     ========       ========

   Liabilities and Stockholders' Equity

   Current Liabilities
    Notes payable to banks                           $  5,318       $  7,178
    Current maturities of long-term debt                  278            292
    Accounts payable                                   46,351         49,083
    Accrued expenses                                   29,545         28,019
    Income taxes payable                               23,776         20,736
    Dividends payable                                   1,893          2,504
                                                     --------       --------
     Total Current Liabilities                        107,161        107,812
                                                     --------       --------
   Long-Term Debt, less current maturities              1,104          1,400
                                                     --------       --------
   Retirement and Deferred Compensation Plans         115,162        111,088
                                                     --------       --------

   Stockholders' Equity
    Common stock, par value $1 per share,
     authorized 20,000,000 shares.  Issued
     11,769,304 shares                                 11,769         11,769
   Additional paid-in-capital                          12,714         12,289
   Retained earnings                                  491,685        474,540
   Accumulated other comprehensive loss               (36,279)       (33,675)
                                                     --------       --------
                                                      479,889        464,923
                                                     --------       --------
   Less treasury stock
    (6,361,010 and 4,615,605 shares)                  270,475        165,519
                                                     --------       --------
                                                      209,414        299,404
                                                     --------       --------
    Total                                            $432,841       $519,704
                                                     ========       ========

   The accompanying notes are an integral part of these financial statements.


   Consolidated Statements of Cash Flows
   NCH Corporation and Subsidiaries
   (In Thousands)

   Years Ended April 30,



                                                                       1999         1998         1997
                                                                     --------     --------     --------
   Cash Flows from Operating Activities
      Net income                                                      $24,361      $35,695      $34,675
        Adjustments to reconcile net income to net cash
              provided by operating activities:
           Depreciation and amortization                               14,053       14,992       15,092
           Gain on sale of subsidiaries                                     -      (10,972)      (3,536)
           Provision for losses on accounts receivable                  5,941        5,483        6,939
           Deferred income taxes                                       (3,170)      (1,917)      (3,723)
           Retirement and deferred compensation plans                   4,189        4,757        7,860
           Other noncash items                                           (469)         206          546
           Change in assets and liabilities, excluding net assets
              acquired in the purchase of businesses:
             Accounts receivable                                      (11,239)      (8,883)     (12,414)
             Inventories                                                   12       (6,459)      (2,397)
             Prepaid expenses                                            (390)      (3,240)        (286)
             Accounts payable, accrued expenses
               and income taxes payable                                 2,360         (606)        (381)
             Other noncurrent assets                                     (705)      (1,308)      (1,704)
                                                                     --------     --------     --------
             Net cash provided by operating activities                 34,943       27,748       40,671
                                                                     --------     --------     --------
   Cash Flows from Investing Activities
      Sales of property, plant and equipment                            1,034        1,342        1,641
      Purchases of property, plant and equipment                      (12,748)     (13,935)     (17,659)
      Redemptions of marketable securities                            104,221       36,589       45,927
      Purchases of marketable securities                               (5,932)     (68,407)     (33,657)
      Acquisition of businesses                                        (2,773)      (4,562)        (246)
      Sale of subsidiaries                                                  -       30,098        7,932
      Other                                                            (1,005)        (886)      (1,012)
                                                                     --------     --------     --------
             Net cash provided by (used in) investing activities       82,797      (19,761)       2,926
                                                                     --------     --------     --------

   Cash Flows from Financing Activities
      Proceeds from notes payable                                       2,346        5,172        2,296
      Payments of notes payable                                        (4,266)        (427)      (6,596)
      Additional long-term debt                                             -           98          114
      Payments of long-term debt                                         (310)      (3,764)         (24)
      Borrowing of cash surrender values                                2,023        1,930        1,914
      Surrender of insurance contracts                                      -            -        6,452
      Payments of dividends                                            (7,827)      (9,313)     (15,999)
      Purchases of treasury stock                                    (105,963)      (9,054)     (30,052)
      Proceeds from exercise of stock options                           1,200        7,259        1,800
                                                                     --------     --------     --------
             Net cash used in financing activities                   (112,797)      (8,099)     (40,095)
                                                                     --------     --------     --------
   Effect of Exchange Rate Changes on Cash and Cash Equivalents        (2,268)      (4,022)      (4,035)
                                                                     --------     --------     --------
   Net Increase (Decrease) in Cash and Cash Equivalents                 2,675       (4,134)        (533)

   Cash and Cash Equivalents at Beginning of Year                      17,139       21,273       21,806
                                                                     --------     --------     --------
   Cash and Cash Equivalents at End of Year                           $19,814      $17,139      $21,273
                                                                     ========     ========     ========

   The accompanying notes are an integral part of these financial statements.


   Consolidated Statements of Stockholders' Equity
   NCH Corporation and Subsidiaries
   (In Thousands Except Per Share Data)


                                                                                                Accumulated
                                 Common   Treasury    Common    Treasury  Additional               Other
                                 Stock     Stock      Stock      Stock     Paid-In    Retained  Comprehensive
                                 Shares    Shares     Amount     Amount    Capital    Earnings      Loss        Total
                                 -------   -------    -------    -------   -------    -------     -------      -------
   Balance, April 30, 1996       11,769     (4,105)   $11,769  $(131,823)   $7,912   $429,687    $(18,610)    $298,935
   Comprehensive income:
     Net income                                                                        34,675                   34,675
     Foreign currency
      translation adjustment                                                                       (7,020)      (7,020)
     Unrealized losses on
      investments                                                                                     (70)         (70)
                                                                                                               -------
   Comprehensive income                                                                                         27,585
                                                                                                               -------
   Cash dividends on common
     stock, $1.90 per share                                                           (13,700)                 (13,700)
   Dividend declared, but not
     paid, $.30 per share                                                              (2,149)                  (2,149)
   Treasury stock acquired                    (537)              (30,052)                                      (30,052)
   Treasury stock issued under
     stock plans                                35                 1,180       796                               1,976
                                 -------   -------    -------    -------   -------    -------     -------      -------
   Balance, April 30, 1997        11,769    (4,607)    11,769   (160,695)    8,708    448,513     (25,700)     282,595
                                 -------   -------    -------    -------   -------    -------     -------      -------
   Comprehensive income:
     Net income                                                                        35,695                   35,695
     Foreign currency
      translation adjustment                                                                       (8,046)      (8,046)
     Unrealized gains on
      investments                                                                                      71           71
                                                                                                               -------
   Comprehensive income                                                                                         27,720
                                                                                                               -------
   Cash dividends on common
     stock, $1.00 per share                                                            (7,164)                  (7,164)
   Dividend declared, but not
     paid, $.35 per share                                                              (2,504)                  (2,504)
   Treasury stock acquired                    (137)               (9,324)                                       (9,324)
   Treasury stock issued under
     stock plans                               128                 4,500     3,581                               8,081
                                 -------   -------    -------    -------   -------    -------     -------      -------
   Balance, April 30, 1998        11,769    (4,616)    11,769   (165,519)   12,289    474,540     (33,675)     299,404
                                 -------   -------    -------    -------   -------    -------     -------      -------
   Comprehensive income:
     Net income                                                                        24,361                   24,361
     Foreign currency
      translation adjustment                                                                       (2,506)      (2,506)
     Unrealized losses on
      investments                                                                                     (98)         (98)
                                                                                                               -------
   Comprehensive income                                                                                         21,757
                                                                                                               -------
   Cash dividends on common
     stock, $1.05 per share                                                            (5,323)                  (5,323)
   Dividend declared, but not
     paid, $.35 per share                                                              (1,893)                  (1,893)
   Treasury stock acquired                  (1,769)             (105,963)                                     (105,963)
   Treasury stock issued under
     stock plans                                24                 1,007       425                               1,432
                                 -------   -------    -------    -------   -------    -------     -------      -------
   Balance, April 30, 1999        11,769    (6,361)   $11,769  $(270,475)  $12,714   $491,685    $(36,279)    $209,414
                                 -------   -------    -------    -------   -------    -------     -------      -------


   The accompanying notes are an integral part of these financial statements.

   Notes to Consolidated Financial Statements

   NCH Corporation and Subsidiaries
   Years Ended April 30, 1999, 1998, 1997


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

       Foreign currency translation - With the exception of hyper-inflationary countries, all assets and liabilities of operations outside the United States are translated into U.S. dollars at period-end exchange rates, and income and expenses are translated at average rates for the year. Gains and losses resulting from translation are included in the foreign currency translation adjustment component of accumulated other comprehensive loss. The hyper-inflationary countries have been translated into U.S. dollar equivalents as follows: current assets (except for inventories), current liabilities, long-term debt and other liabilities at period-end exchange rates; inventories, property, other assets, capital stock and retained earnings at historical rates; income and expense items at average rates for the year, except for cost of sales and depreciation expense, which are translated at historical rates. Gains and losses resulting from translation for hyper-inflationary countries are recognized in the income statement as expense or income in the current period. Exchange adjustments resulting from foreign currency transactions are recognized as expense or income in the current period for all countries.

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

       Research and development - Research and development costs, which are included in the costs of laboratory operations, are charged to expense as incurred. Research and development costs, however, cannot be separately identified from the total laboratory costs. Total laboratory costs amounted to approximately $5.3 million in 1999, $5.5 million in 1998 and $5.0 million in 1997.

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

       Stock options - The Company issues shares from its treasury as options are exercised. When an option is exercised, treasury stock is credited with the average cost of the treasury shares issued, and additional paid-in capital is charged or credited for the difference between the option price and the average cost of the treasury shares. No charge to income is made in connection with the stock option plan. The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". For the impact of the fair value of employee stock options granted during fiscal years 1996 through 1999, see footnote 8, "Capital Stock and Options".

       Earnings per share - Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

       Comprehensive income - Effective May 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 establishes new standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities to be included in the measure of comprehensive income and segregated in stockholders' equity as accumulated other comprehensive income. Amounts in prior periods financial statements have been reclassified to conform to SFAS No. 130.

       Segment and geographic area information - In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way the Company externally reports information about its operating segments. The Company's operating segment information for 1997 and 1998 has been restated from the prior years' presentation in order to conform to the 1999 presentation.





   2.  Consolidated International Subsidiaries

       At April 30, 1999 and 1998, the parent Company's investment in consolidated international subsidiaries amounted to $47,342,000 and $46,752,000. The current year consolidated financial statements include international subsidiaries' assets of $146,321,000, liabilities of $61,435,000 and net income of $4,516,000, after allocation of corporate expenses and excluding intercompany sales and profits. For the prior year, these subsidiaries had assets of $151,068,000, liabilities of $63,579,000 and net income of $8,396,000.

   3.  Income Taxes


       The following are the components of the provision for income taxes (in thousands of dollars):

                                               Years Ended April 30,
                                        -------------------------------
                                         1999        1998        1997
                                        -------     -------     -------
   U.S. Federal
     Current                            $ 9,483     $10,754     $11,425
     Deferred                            (2,713)     (2,375)     (3,888)

   Foreign
     Current                             11,935      13,096      14,429
     Deferred                              (457)        458         165

   State                                  1,660       2,339       1,409
                                        -------     -------     -------
                                        $19,908     $24,272     $23,540
                                        =======     =======     =======

       Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

       The components of deferred tax assets and liabilities as of April 30 are as follows (in thousands of dollars):

                                                       1999          1998
                                                     --------      --------
   Deferred tax assets:

     Allowance for doubtful accounts                  $ 3,605       $ 3,771
     Inventory related                                  6,431         4,858
     Insurance related                                  3,101         3,679
     Accrued expenses                                   6,092         6,112
     Retirement and deferred compensation plans        37,969        36,479
     Marketable securities                                 (7)          (59)
     Foreign operating loss carryforwards               2,327         1,092
     Valuation allowance                                  (36)          (16)
                                                     --------      --------
                                                       59,482        55,916
                                                     --------      --------
   Deferred tax liabilities:

   Depreciation                                         4,537         4,455
   Other                                                1,724         1,514
                                                     --------      --------
                                                        6,261         5,969
                                                     --------      --------
   Net deferred tax asset                             $53,221       $49,947
                                                     ========      ========

       A valuation allowance has been provided for certain foreign net operating loss carryforwards which are estimated to expire before they are utilized. The valuation allowance increased by $20,000 during the year ended April 30, 1999. The valuation allowance decreased during the years ended April 30, 1998 and 1997 by $39,000 each year.

         The following is a reconciliation of the difference between the U.S. statutory income tax rate and the effective tax rate:

                                                Years Ended April 30,
                                            ------------------------------
                                             1999        1998        1997
                                            ------      ------      ------
   U.S statutory rate                        35.0%       35.0%       35.0%
   Tax exempt interest                        (.2)       (1.7)       (1.8)
   Other                                      0.8          .8          .5
   Effect of international operations         7.0         3.9         5.2
   Effect of state income taxes               2.4         2.5         1.5
                                            ------      ------      ------
   Effective tax rate                        45.0%       40.5%       40.4%
                                            ======      ======      ======

       The Company files a consolidated U.S. federal income tax return with its domestic subsidiaries. International subsidiaries file tax returns in countries of their incorporation. In addition, branches of certain U.S. and international companies file tax returns in countries in which they conduct business. Certain of these subsidiaries have operating loss carryforwards totaling approximately $5,818,000, which will expire between 2000 and 2005. The accumulated undistributed earnings of international subsidiaries not included in the consolidated U.S. federal income tax return approximated $78,157,000 at April 30, 1999, $74,146,000 at April 30, 1998 and $74,834,000
   at April 30, 1997. No provision is made in the accompanying consolidated financial statements for the estimated taxes that would result on distribution of the accumulated undistributed earnings since the Company intends to invest indefinitely in the operations of these subsidiaries. Income from U.S. operations before income taxes was $23,051,000 in 1999, $30,680,000 in 1998, and $24,175,000 in 1997. Income from foreign operations before income taxes for the same three years was $21,218,000, $29,287,000, and $34,040,000, respectively. For 1999, 1998 and 1997, worldwide income tax payments amounted to $19,955,000, $24,227,000 and $25,045,000, respectively.


   4.  Inventories

       A summary of inventories at April 30 follows (in thousands of dollars):

                                          1999              1998
                                        --------          --------
       Raw materials                    $ 13,772          $ 13,904
       Finished goods                     92,705            92,795
       Sales supplies                      1,518             1,779
                                        --------          --------
                                        $107,995          $108,478
                                        --------          --------

   5.  Property, Plant and Equipment

       Property, plant and equipment at April 30 consists of the following (in thousands of dollars):


                                          1999              1998
                                        --------          --------
       Land                             $ 12,182          $ 12,605
       Buildings                          76,798            78,243
       Equipment                         106,335           100,666
                                        --------          --------
                                        $195,315          $191,514
                                        --------          --------

       Depreciation charged to income was $12,738,000, $13,633,000 and $13,882,000 for each of the years ended April 30, 1999, 1998 and 1997, respectively. The estimated useful life of buildings is 25 to 40 years; equipment is 3 to 10 years.


   6.  Long-Term Debt

       Long-term debt at April 30 consists of the following (in thousands of dollars):

                                                       1999       1998
                                                      ------     ------

   Borrowed by domestic companies:
   Note issued to individual in connection with
     purchase of business, at 5.43%,
     principal and interest payable
     annually through 2005.                           $1,286     $1,500

   Borrowed by international companies                    96        192
                                                      ------     ------
                                                       1,382      1,692
   Less current maturities                               278        292
                                                      ------     ------
   Long-term debt, less current maturities            $1,104     $1,400
                                                      ======     ======

       Scheduled maturities of long-term debt for the years following April 30, 1999, are as follows:

               2000           $  278,000
               2001              244,000
               2002              216,000
               2003              214,000
               2004              214,000
               Thereafter        216,000
                              ----------
               Total          $1,382,000
                              ----------

   In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks which expires in August 2001, and is available for acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly, and at the Company's option of the Eurodollar rate plus 0.6%, or the federal funds rate plus 0.5% (which will not exceed the bank's prime rate). The credit facility is governed by certain financial covenants, including minimum tangible net worth and a maximum leverage ratio. During fiscal 1999, the Company did not borrow any amount under this credit facility.



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

       Expenses for retirement plans, exclusive of interest expense, were $8,872,000, $9,433,000 and $13,316,000 in the years ended April 30, 1999,
   1998 and 1997, respectively.

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


                                            1999         1998        1997
                                           ------       ------      ------

   Service cost - benefits earned
      during the year                        $179         $ 11        $ 23
   Interest cost on accumulated
      postretirement benefit obligation       262          244         226
   Net amortization of prior service cost     176          176         176
                                           ------       ------      ------
   Net postretirement benefit expense       $ 617         $431        $425
                                           ======       ======      ======

       The reconciliation of changes in the benefit obligation is as follows (in thousands of dollars):
                                                  1999           1998
                                                 -------        -------
   Postretirement benefit obligation,
      beginning of period                        $ 3,502        $ 3,318
   Service cost                                      179             11
   Interest cost                                     262            244
   Benefits paid                                     (95)           (71)
                                                 -------        -------
   Postretirement benefit obligation,
      year-end                                   $ 3,848        $ 3,502
                                                 =======        =======

       The reconciliation of the accumulated postretirement benefit obligation to the recorded liability at April 30 is as follows (in thousands of dollars):

                                                          1999        1998
                                                         -------     -------

   Accumulated postretirement benefit obligation         $ 3,848     $ 3,502
   Unrecognized prior service cost                          (763)       (939)
                                                         -------     -------
   Accrued postretirement benefit liability               $3,085      $2,563
                                                         =======     =======

       Measurement of the accumulated postretirement benefit obligation is based on a 7% assumed discount rate for 1999 and 1998.

       Certain of the Company's non-U.S. subsidiaries have health care plans for retirees, although many retirees outside of the United States are covered by government sponsored and administered programs. The provision for the estimated liabilities arising from these plans was not significant.


   8.  Capital Stock and Options

       None of the Company's authorized 500,000 shares of $1 par value Preferred Stock has been issued.

       On April 14, 1999, the directors of the Company declared a regular quarterly cash dividend of $.35 per share of Common Stock to be paid June 15, 1999, to shareholders of record June 1, 1999.

       At April 30, 1999, the Company has a non-qualified stock option plan, which is described below. The Company applies APB Opinion No. 25 and related FASB Interpretations for its plan. No charge to income is made in connection with the stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                       1999         1998         1997
                                     --------     --------     --------

   Net Income
     As Reported                      $24,361      $35,695      $34,675
     Pro Forma                        $24,188      $35,623      $34,642

   Earnings per share
     As Reported
       Basic                           $ 4.27       $ 4.98       $ 4.73
       Diluted                         $ 4.25       $ 4.97       $ 4.73

     Pro Forma
       Basic                           $ 4.24       $ 4.97       $ 4.73
       Diluted                         $ 4.22       $ 4.96       $ 4.72


       Pro forma net income reflects only options granted in fiscal years 1996 through 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to May 1, 1995 is not considered.

       Under the 1980 Non-Qualified Stock Option Plan, the Company may grant options to its employees for up to 1.5 million shares of common stock. At April 30, 1999, 1998 and 1997, 531,000, 552,000 and 677,000 shares of the
   Company's Common Stock, respectively, were reserved for issuance under this plan which grants options to key employees and officers. The purchase price under the grant cannot be less than the market value at the date of grant. The options under such plan are exercisable in equal amounts at the beginning of the second, third and fourth year of their lives and expire after five years.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                       1999        1998        1997
                                      ------      ------      ------
   Annual dividend yield                2.7%        2.2%        3.8%
   Expected volatility                 20.8%       19.0%       19.6%
   Risk-free interest rates             4.5%        5.3%        5.8%
   Expected lives (years)                 5           5           5

       The annual dividend yield shown above is weighted over the expected life of the options.

       A summary of the status of the Company's stock option plan as of April 30, 1999, 1998, and 1997, and changes during the years ended on those dates is presented below:

                                  (In Thousands Except Per Share Data)
                                          Years Ended April 30,
                            ---------------------------------------------------
                                 1999              1998              1997
                            ---------------   ---------------   ---------------
                                    Average           Average           Average
                            Number   Price    Number   Price    Number   Price
                              of      Per       of      Per       of      Per
                            Shares   Share    Shares   Share    Shares   Share
                            ------   ------   ------   ------   ------   ------

   Outstanding at beginning
     of period                 227   $58.97      284   $58.85      280   $58.81
   Granted                     125    52.25       81    62.50       78    57.25
   Exercised                   (21)   55.87     (125)   60.14      (33)   55.23
   Canceled or expired         (14)   58.85      (13)   67.22      (41)   58.39
                            ------   ------   ------   ------   ------   ------
   Outstanding at end
     of period                 317   $56.54      227   $58.97      284   $58.85
                            ======   ======   ======   ======   ======   ======
   Options exercisable
     at year-end               117   $58.44       70   $57.50      139   $60.53
                            ======   ======   ======   ======   ======   ======


       Stock options outstanding at April 30, 1999 had a range in exercise prices of $52.25 to $62.50 and an average remaining contractual life of 3.8 years. The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years ended April 30, 1999, 1998 and 1997 was $4.15, $6.30 and $2.49, respectively. At April 30,
   1999, 1998 and 1997, 19,000 shares of Treasury Stock were reserved for issuance to employees under a stock participation plan.


   9.  Comprehensive Income

       Accumulated other comprehensive loss consists of the following (in thousands of dollars):

                                        1999            1998           1997
                                      --------        --------       --------

   Unrealized gain
     on available-for-sale
     securities                       $     13        $    111       $     40
   Foreign currency translation
     adjustment                        (36,292)        (33,786)       (25,740)
                                      --------        --------       --------

   Accumulated other comprehensive
     loss                             $(36,279)       $(33,675)      $(25,700)
                                      ========        ========       ========

       A summary of the components of other comprehensive income for the years ended April 30, 1999, 1998 and 1997 is as follows (in thousands of dollars):

                                    Before-Tax         Income         After-Tax
                                      Amount             Tax            Amount
                                    --------          --------        --------

   April 30, 1999
   Unrealized loss on
     available-for-sale
     securities                      $  (151)          $    53        $   (98)
   Net foreign currency
     translation                      (2,506)                -         (2,506)
                                    --------          --------        --------

   Other comprehensive income        $(2,657)          $    53        $(2,604)
                                    ========          ========        ========




                                    Before-Tax         Income         After-Tax
                                      Amount             Tax            Amount
                                    --------          --------        --------

   April 30, 1998
   Unrealized gain on
     available-for-sale
     securities                      $   109           $   (38)        $    71
   Net foreign currency
     translation                      (8,046)                -          (8,046)
                                    --------          --------        --------

   Other comprehensive income        $(7,937)          $   (38)        $(7,975)
                                    ========          ========        ========



                                    Before-Tax         Income         After-Tax
                                      Amount             Tax            Amount
                                    --------          --------        --------

   April 30, 1997
   Unrealized loss on
     available-for-sale
     securities                      $  (108)          $    38         $   (70)
   Net foreign currency
     translation                      (7,020)                -          (7,020)
                                    --------          --------        --------

   Other comprehensive income        $(7,128)          $    38         $(7,090)
                                    ========          ========        ========

   10. Interest Costs

       During the years ended April 30, 1999, 1998 and 1997, interest costs, including interest expense on non-funded retirement plans, amounting to $5,077,000, $5,319,000 and $4,383,000, respectively, were expensed as incurred. For the same periods, interest payments were $3,664,000, $3,067,000 and $2,480,000, respectively.


   11. Leases

       At April 30, 1999, the Company and its subsidiaries had a number of noncancellable leases for various office and warehouse facilities. The majority of these agreements expire at various times through 2002, and substantially all include renewal provisions. The amount of other obligations assumed, such as payment of property taxes and maintenance, is nominal. Total rent expense for 1999, 1998 and 1997 (including operating leases on data processing equipment, trucks and trailers, and office equipment) was approximately $11,382,000, $11,275,000 and $11,393,000,
   respectively.   The minimum aggregate rentals under the terms of
   noncancellable operating leases for future years are:

               2000            $7,176,000
               2001             4,836,000
               2002             3,163,000
               2003             2,523,000
               Thereafter       3,527,000




`  12. Contingent Liabilities

       The Company and its subsidiaries are engaged in a variety of legal proceedings arising in the ordinary course of business, including some concerning environmental matters. In the opinion of Management, the ultimate liabilities resulting from these proceedings will not have a material adverse effect on the Company's financial position or operating results.

       At April 30, 1999 and 1998, the Company had standby letters of credit outstanding totaling $5,290,000 and $5,078,000, respectively, which guarantee payment to certain insurance carriers.



   13. Fair Value of Financial Instruments

       The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and notes payable to banks approximate fair value because of the short maturities of these financial instruments. The carrying amounts of marketable securities approximate fair value and are based on quoted market prices obtained from an independent broker. The carrying amounts of long-term debt approximate fair value as estimated based on the discounted value of future cash flows using the Company's current borrowing rate for loans of comparable terms and maturities.

   14. Marketable Securities

       Marketable securities which do not meet the definition of cash equivalents are classified as marketable securities available-for-sale. These securities are reported at fair value with unrealized gains and losses (net of deferred income taxes) being recognized on the balance sheet as a component of accumulated other comprehensive loss. Values are based on quoted market prices obtained from an independent broker. Realized gains and losses are included in operating income and are immaterial. The cost of securities sold is based on the specific identification method.

       The following is a summary of available-for-sale marketable securities as of April 30 (in thousands of dollars):

                                      Government
                                   Bonds, Treasury   Certificates
                                   Notes and Bills    of Deposit     Total
                                   ---------------   ------------  --------
   1999
   ----
   Cost                                   $2,947         $220        $3,167
   Gross Unrealized Gains                     20            -            20
                                        --------         ----      --------
   Estimated Fair Value                   $2,967         $220        $3,187
                                        ========         ====      ========

   1998
   ----
   Cost                                 $101,236         $220      $101,456
   Gross Unrealized Losses                   (89)           -           (89)
   Gross Unrealized Gains                    259            -           259
                                        --------         ----      --------
   Estimated Fair Value                 $101,406         $220      $101,626
                                        ========         ====      ========


       All of the marketable securities held at April 30, 1999 mature in fiscal year 2000.

   15. Segment and Geographic Area Information


       The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has six segments: Chemical Specialties, Plumbmaster Group, Resource Electronics, Partsmaster Group, Landmark Direct, and Other Product Lines. Chemical Specialties manufacture and sell a broad line of chemical cleaning and maintenance products, including water treatment and oil field production chemicals, to industrial and institutional customers worldwide. The Plumbmaster Group markets products for plumbing repair and replacement parts as well as parts for new building construction. The majority of these products are purchased finished goods, but the group also manufactures various products. These products are primarily sold in the United States to the plumbing trade, construction contractors, institutional and industrial customers, as well as to major home building supply centers, hardware stores and other retail outlets. Resource Electronics markets a wide range of electronic parts, components and supplies to industrial and institutional customers in the United States. The Partsmaster Group sells fasteners, cutting tools, electrical products, and welding alloys to industrial customers worldwide. Landmark Direct markets first-aid supplies and business and industrial products, such as safety signs, identification products and productivity tools to customers in the United States. Other Product Lines consists of a variety of products that are not similar to the other groups, such as pet products, apartment maintenance products, and satellite broadcasting distribution agreements.

       The accounting policies of the segments are the same as those described in Note 1. The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for individual segments, administrative expenses incurred at the Company's corporate headquarters (Corporate) that are common to more than one segment are allocated on a usage basis. Certain items are maintained at Corporate and are not allocated to the segments. These are primarily marketable securities, certain corporate costs, and other corporate assets.

       Segment information is as follows (in thousands of dollars):





                                                                                                  Depreciation and
                                       Net Sales                   Operating Profit                 Amortization
                             ----------------------------    ----------------------------    -------------------------
                                 Years Ended April 30,           Years Ended April 30,           Years Ended April 30,
                             ----------------------------    ----------------------------    -------------------------
                               1999      1998      1997        1999      1998      1997        1999     1998     1997
                             --------  --------  --------    --------  --------  --------    -------  -------  -------
   Chemical Specialties      $426,717  $427,126  $439,545    $ 32,571  $ 36,883  $ 43,913    $ 8,402  $ 8,429  $ 8,638
   Plumbmaster Group          120,553   106,584   103,496       3,254       843     2,832      2,681    2,504    2,200
   Resource Electronics        63,468    68,629    62,297      (1,739)    1,159       645        425      535      540
   Partsmaster Group           85,250    79,739    79,659       8,198     9,972    10,097      1,333    1,244    1,186
   Landmark Direct             28,281    20,332    18,348       1,315      (659)   (1,438)       367      255      494
   Other Product Lines         62,424    81,685    63,416       7,376     5,673     2,219        845    2,025    2,034
                             --------  --------  --------    --------  --------  --------    -------  -------  -------
   Total                     $786,693  $784,095  $766,761    $ 50,975  $ 53,871  $ 58,268    $14,053  $14,992  $15,092
                             ========  ========  ========    ========  ========  ========    =======  =======  =======



                                  Capital Expenditures               Total Assets
                             ----------------------------    ----------------------------
                                 Years Ended April 30,              As of April 30,
                             ----------------------------    ----------------------------
                               1999      1998      1997        1999      1998      1997
                             --------  --------  --------    --------  --------  --------
   Chemical Specialties       $ 8,965   $ 9,163   $ 9,084    $258,679  $260,113  $256,027
   Plumbmaster Group            1,741     1,403     5,567      74,677    70,886    72,397
   Resource Electronics           346       678       457      24,590    27,696    27,727
   Partsmaster Group              886     1,291       983      29,487    28,499    27,423
   Landmark Direct                403       165       139       9,060     7,501     6,384
   Other Product Lines            610     1,587     1,472      23,111    20,946    33,659
                             --------  --------  --------    --------  --------  --------
   Total                      $12,951   $14,287   $17,702    $419,604  $415,641  $423,617
                             ========  ========  ========    ========  ========  ========

       A reconciliation of the segment information to the consolidated financial statements is as follows (in thousands of dollars):

                                            Years Ended April 30,
                                       --------------------------------
                                         1999        1998        1997
                                       --------    --------    --------
   Income before income taxes:
   Total segment operating profit      $ 50,975    $ 53,871    $ 58,268
   Unallocated Corporate expenses        (2,469)     (2,124)     (2,017)
   Revaluation of foreign currencies     (1,515)     (2,318)     (2,373)
   Net interest                          (2,722)       (434)        801
   Gain on sale of subsidiaries               -      10,972       3,536
                                       --------    --------    --------
   Consolidated income before taxes    $ 44,269    $ 59,967    $ 58,215
                                       ========    ========    ========


                                                As of April 30,
                                       --------------------------------
                                         1999        1998        1997
                                       --------    --------    --------
   Assets:
   Total segment assets                $419,604    $415,641    $423,617
   Unallocated assets
     Marketable securities                3,187     101,626      69,700
     Other Corporate assets              10,050       2,437       4,274
                                       --------    --------    --------
   Consolidated total assets           $432,841    $519,704    $497,591
                                       ========    ========    ========

       With respect to capital expenditures, the difference between the segment totals and the consolidated totals relates to assets acquired in the purchases of businesses.


       Geographic information is as follows (in thousands of dollars):



                                         Net Sales                      Long-lived Assets
                              ------------------------------      ------------------------------
                                   Years Ended April 30,                 As of April 30,
                              ------------------------------      ------------------------------
                                1999       1998       1997          1999       1998       1997
                              --------   --------   --------      --------   --------   --------
   United States              $463,177   $457,220   $417,411      $ 51,509   $ 52,049   $ 59,595
   Europe                      252,154    245,669    266,263        18,128     18,046     18,570
   Pacific & Far East           24,977     30,738     34,313         2,377      2,398      3,229
   Latin America & Canada       46,385     50,468     48,774         4,711      6,668      7,106
                              --------   --------   --------      --------   --------   --------
   Total                      $786,693   $784,095   $766,761      $ 76,725   $ 79,161   $ 88,500
                              ========   ========   ========      ========   ========   ========

   16. Earnings Per Share

       The following is a reconciliation of basic earnings per share to diluted earnings per share for the years ended April 30, 1999, 1998, and 1997 (shares in thousands):


                                             1999         1998         1997
                                            ------       ------       ------
   Basic earnings per share                  $4.27        $4.98        $4.73
                                            ======       ======       ======
   Average shares outstanding - basic        5,708        7,163        7,326
                                            ======       ======       ======
   Potential shares exercisable under
     stock option plan                         220          228          184
   Less:  shares potentially repurchased
     under treasury stock method              (200)        (205)        (177)
                                            ------       ------       ------
   Adjusted average shares
     outstanding - diluted                   5,728        7,186        7,333
                                            ======       ======       ======
   Diluted earnings per share                $4.25        $4.97        $4.73
                                            ======       ======       ======

       Stock options are the Company's only potential dilutive securities and are considered in the diluted earnings per share calculations if dilutive for those periods. For the year ended April 30, 1999, options totaling 97,000 were excluded as their effect would have been antildilutive. For the year ended April 30, 1998, all options were included as their effect was dilutive. For the year ended April 30, 1997, options totaling 103,000 were excluded as their effect would have been antidilutive.

   INDEPENDENT AUDITORS' REPORT


   The Stockholders and Board of Directors
   NCH Corporation:


   We have audited the accompanying consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NCH Corporation and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1999, in conformity with generally accepted accounting principles.


                                       /S/ KPMG LLP

   Dallas, Texas
   June 1, 1999

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

       The Board of Directors pursues its review of the audit function, internal controls and the financial statements largely through its Audit Committee, which consists solely of directors who are not employees of the Company. The Audit Committee periodically meets with management, the independent auditors and internal auditors with regard to their respective responsibilities. Both KPMG LLP and the internal auditors have full access to the Audit Committee. They meet with the committee, without management present, to discuss the scope and results of their examination, including internal control and financial reporting matters.

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



   /s/  Irvin L. Levy            /s/  Tom Hetzer
   ------------------            ---------------
   Irvin L. Levy                 Tom Hetzer
   Chief Executive Officer       Chief Financial Officer

   Selected Unaudited Quarterly Data
   (In Thousands Except Per Share Data)

   Years Ended April 30,


                                             Quarter
                            -------------------------------------------
                              First      Second       Third     Fourth
                            --------    --------    --------   --------
   1999
   ----
   Net Sales                $198,856    $191,152    $199,101   $197,584
   Operating Income           12,045      13,560      11,729     11,172
   Net Income                  6,486       6,311       6,157      5,407
   Earnings Per Share
     Basic                     $1.07       $1.13       $1.10      $ .99
     Diluted                   $1.07       $1.12       $1.10      $ .99

   1998
   ----
   Net Sales                $197,996    $193,621    $195,659   $196,819
   Operating Income           12,800      15,438      11,277     12,232
   Net Income                  7,207       8,586       6,263     13,639
   Earnings Per Share
     Basic                     $1.01       $1.20       $ .87      $1.91
     Diluted                   $1.00       $1.19       $ .87      $1.90


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

       Cash dividends paid during the fiscal year ended April 30, 1999, amounted to $7.8 million compared to $9.3 million and $16.0 million in fiscal years 1998 and 1997, respectively. On April 14, 1999, a dividend of $.35 per share was declared, payable June 15, 1999. A summary of the quarterly dividends per share for the past two years is set forth in the schedule below.




                           Common Stock Prices                         Dividends Per Share
               -------------------------------------------      -------------------------------
                      1999                     1998               Declared            Paid
               ------------------       ------------------      -------------     -------------
   Quarter      High        Low          High        Low        1999    1998      1999    1998
   -------     -------    -------       -------    -------      -----   -----     -----   -----
   First       73 7/8     60 7/8        65 3/4     61 5/16      $ .35   $ .30     $ .35   $ .30
   Second      69 5/8     56            73         63 3/16      $ .35   $ .35     $ .35   $ .30
   Third       69         51 15/16      70 1/4     61               -   $ .35     $ .35   $ .35
   Fourth      61 9/16    45  7/16      72 1/4     58 15/16     $ .70   $ .35     $ .35   $ .35


       As of June 1, 1999, there were 514 holders of record of the Company's Common Stock, which includes several brokerage firms that hold shares of the Company's stock for an estimated 2,000 investors.

                       NCH CORPORATION AND SUBSIDIARIES
                                EXHIBIT 21
                       SUBSIDIARIES OF THE REGISTRANT

       NCH Corporation is the parent company of numerous wholly-owned subsidiaries engaged in the business of marketing an extensive line of maintenance, repair and supply products. At the close of the last fiscal year, fifteen of these subsidiaries were operating domestically and 122 in foreign countries. The Company is also the parent of several wholly-owned subsidiaries that market various other products. All such subsidiaries considered in the aggregate as a single subsidiary would not constitute a significant subsidiary of NCH Corporation, and therefore are not listed here.

       As of the close of the last fiscal year, the following corporation was not wholly-owned by NCH Corporation:


                            Immediate Parent and        Jurisdiction
   Name of Subsidiary      Percentage of Ownership    of Incorporation
   ------------------      -----------------------    ----------------
   NCH Hua Yang Ltd.       51% NCH Corporation        People's Republic
                                                          of China

                        NCH CORPORATION AND SUBSIDIARIES
                                 EXHIBIT 23
                         INDEPENDENT AUDITORS' CONSENT

   The Board of Directors
   NCH Corporation:

   We consent to incorporation by reference in the registration statement (No. 33-65206) on Form S-8 of NCH Corporation of our reports dated
   June 1, 1999, relating to the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended April 30, 1999, which reports appear in or are incorporated by reference in the April 30, 1999 annual report on Form 10-K of NCH Corporation.

                                             /s/  KPMG LLP

   Dallas, Texas
   July 22, 1999

                        NCH CORPORATION AND SUBSIDIARIES
                                  EXHIBIT 99
                           DEFINITIVE PROXY STATEMENT
            REGARDING THE COMPANY'S 1999 ANNUAL MEETING OF STOCKHOLDERS


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


                                 NCH Corporation
   ---------------------------------------------------------------------------
   (Name of Registrant as Specified in Its Charter)


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

                       NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                                To Be Held July 22, 1999


      NOTICE IS HEREBY GIVEN that the Annual Meeting of Stockholders of NCH Corporation will be held in the Gourmet Room II of the Crescent Club, 17th Floor, 200 Crescent Court (at the corner of Pearl and Cedar Springs Streets), Dallas, Texas, on Thursday, the 22nd day of July, 1999, at
   10:00 a.m., Central Daylight Time, for the following purposes:

   1. To elect three Class II directors of NCH to hold office until the next annual election of Class II directors by stockholders or until their respective successors are duly elected and qualified.

   2. To ratify the appointment of KPMG Peat Marwick LLP, Certified Public Accountants, to be the independent auditors of NCH for the fiscal year ending April 30, 2000.

   3. To transact such other business as may properly come before the meeting or any adjournments of the meeting.

      The Board of Directors has fixed the close of business on Tuesday, June 1, 1999, as the record date for determining stockholders entitled to vote at and to receive notice of the annual meeting.

      Whether or not you expect to attend the meeting in person, you are urged to complete, sign, and date the enclosed form of proxy and return it promptly so that your shares of stock may be represented and voted at the meeting. If you are present at the meeting, your proxy will be returned to you if you so request.


                                                            Joe Cleveland,
                                                            Secretary

   Dated:  June 22, 1999

                                        [LOGO]



                             2727 Chemsearch Boulevard
                                Irving, Texas  75062

                                   PROXY STATEMENT
                                         For
                          ANNUAL MEETING OF STOCKHOLDERS
                           To Be Held on July 22, 1999

                             Dated: June 22, 1999

                       SOLICITATION AND REVOCABILITY OF PROXIES

      The accompanying proxy is solicited by the management of, and on behalf of, NCH Corporation, a Delaware corporation ("NCH"), to be voted at the Annual Meeting of the Stockholders of NCH, to be held Thursday, July 22, 1999 (the "Meeting"), at the time and place and for the purposes set forth in the accompanying Notice of Annual Meeting. When properly executed proxies in the accompanying form are received, the shares represented thereby will be voted at the Meeting in accordance with the directions noted on the proxies; if no direction is indicated, then such shares will be voted for the election of the directors and in favor of the proposals set forth in the Notice of Annual Meeting attached to this Proxy Statement.

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

      This Proxy Statement and the accompanying proxy are first being sent or given to NCH's stockholders on or about June 22, 1999.

      NCH will bear the cost of preparing, printing, assembling, and mailing the Notice of Annual Meeting, this Proxy Statement, the enclosed proxy, and any additional material, as well as the cost of forwarding solicitation material to the beneficial owners of stock.


                                VOTING RIGHTS

      The record date for determining stockholders entitled to notice of and to vote at the Meeting is the close of business on June 1, 1999. On that date there were 5,408,294 shares issued and outstanding of NCH's $1.00 par value common stock ("Common Stock"), which is NCH's only class of voting securities outstanding. Each share of NCH's Common Stock is entitled to one vote in the matter of election of directors and in any other matter that may be acted upon at the Meeting. Neither NCH's certificate of incorporation nor its bylaws permits cumulative voting. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of Common Stock entitled to vote at the Meeting is necessary to constitute a quorum at the Meeting, but in no event will a quorum consist of less than one-third of the shares entitled to vote at the Meeting. The affirmative vote of a plurality of the shares of Common Stock represented at the Meeting and entitled to vote is required to elect directors. All other matters to be voted on will be decided by a majority of the shares of Common Stock represented at the meeting and entitled to vote. Abstentions and broker nonvotes are each included in determining the number of shares present at the meeting for purposes of determining a quorum. Abstentions and broker nonvotes have no effect on determining plurality, except to the extent that they affect the total votes received by any particular candidate.


                             ELECTION OF DIRECTORS

      NCH's Board of Directors consists of seven members, divided into three classes: Class I (two directors), Class II (three directors), and Class III (two directors). Only the Class II positions are due for nomination and election at the Meeting. The Class III and Class I positions will be due for nomination and election at the annual meetings of stockholders to be held in 2000 and 2001, respectively.

      The intention of the persons named in the enclosed proxy, unless such proxy specifies otherwise, is to vote the shares represented by such proxy for the election of Milton P. Levy, Jr., Thomas B. Walker, Jr., and Robert
   L. Blumenthal as the Class II directors. Messrs. Milton P. Levy, Jr., Thomas B. Walker, Jr., and Robert L. Blumenthal have been nominated to stand for re-election by the Board of Directors until their terms expire or until their respective successors are duly elected and qualified. Messrs. Milton
   P. Levy, Jr., Thomas B. Walker, Jr., and Robert L. Blumenthal are presently directors of NCH. Messrs. Irvin, Lester, and Milton Levy are brothers. Robert L. Blumenthal is a first cousin of Messrs. Irvin, Lester, and Milton Levy. Certain information regarding each nominee and director is set forth below. The number of shares beneficially owned by each nominee is listed under "Security Ownership of Principal Stockholders and Management."

                                Class I Directors


      Rawles Fulgham, 71, has been a director of NCH since 1981. Mr. Fulgham was an executive director of Merrill Lynch Private Capital Inc. from 1982 until 1989, and served as a Senior Advisor to Merrill Lynch & Co., Inc.
   from 1989 until 1998. He is also a director, the Chairman of the Board and the Chief Executive Officer of Global Industrial Technologies, Inc., located in Dallas, Texas. Mr. Fulgham also serves on the boards of BancTec, Inc. and Dorchester Hugoton, Ltd., and from 1975 through October 1998 served on the board of Dresser Industries, Inc. until it was merged with Halliburton Company. Mr. Fulgham is a member of the Audit Committee and the Compensation Committee.

      Lester A. Levy, 76, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Board of Directors of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

                          Class II Directors and Nominees

      Robert L. Blumenthal, 68, has engaged in the practice of law since 1957. He is a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., which serves as NCH's legal counsel.

      Thomas B. Walker, Jr., 75, has been a director of NCH since 1987. Mr. Walker was a general partner of Goldman, Sachs & Co. from 1968 until 1984 and a limited partner of The Goldman Sachs Group, L.P. ("Goldman Sachs") from 1984 through May 1999, when he assumed his current position as a Senior Director to Goldman Sachs. Mr. Walker is also a director of Sysco Corporation and Riviana Foods, Inc. He is a member of the Audit Committee and the Compensation Committee.

      Milton P. Levy, Jr., 73, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Executive Committee of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

      If any of the above nominees for Class II directors should become unavailable to serve as a director, then the shares represented by proxy will be voted for such substitute nominees as may be nominated by the Board of Directors. NCH has no reason to believe that any of the above nominees are, or will be, unavailable to serve as a director.

                             Class III Directors

      Jerrold M. Trim, 62, has been a director of NCH since 1980 and is the president and majority shareholder of Windsor Association, Inc., which is engaged primarily in investment consulting services. He is a member of the Audit Committee and the Compensation Committee.

      Irvin L. Levy, 70, has been a director and an officer of NCH since 1950, and has served as NCH's President since 1965. He is either president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

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


   Compensation of Messrs. Irvin, Lester, and Milton Levy

      In 1994, the Compensation Committee, with assistance from an outside consulting firm, determined the competitiveness of the compensation for the Office of the Executive Committee. Based on survey and proxy analyses performed by the consulting firm, the Compensation Committee adopted the incentive bonus plan described below. All of the companies in the peer group in NCH's performance graph on page 9 of this Proxy Statement, other than Lilly Industries and Lubrizol Corporation, were included in the analysis performed by the consulting firm.

      Although no formula or preset goal is used in setting the base salary for the Office of the Executive Committee, performance in sales and earnings as well as the current economic and competitive environment is considered. The base salary for the Office of the Executive Committee for fiscal 2000 is the same as the base salary for fiscal 1999.

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


      The Bonus Plan provides a formula for determining the amounts of annual bonuses to be paid to each member of the Executive Committee. Bonus amounts will depend on the amount by which NCH's net income after taxes, but before accrual for any bonus under the Bonus Plan, for a particular fiscal year increases over its net income before accrual for any bonus for the preceding fiscal year. An amendment to the original formula for determining the amounts of annual bonuses was adopted by the Compensation Committee on June 7, 1996, which was approved by the stockholders at the 1996 Annual Meeting, because the formula could have resulted in a member receiving over $1 million in annual compensation, which amount in excess of $1 million would not have been deductible by NCH under Section 162(m) of the Code. As amended, the formula provides as follows. Increases from 10% to less than 15% will result in payment of a $225,000 bonus to each member of the Executive Committee. Increases of 15% or greater will result in payment of a $325,000 bonus to each Executive Committee member. For fiscal 1999, no bonus was payable because NCH's net income did not increase by 10% or more over its net income for fiscal 1998.

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


   Executive Compensation

      The following table summarizes the compensation paid to Messrs. Irvin, Lester, and Milton Levy, who together hold the office of the Executive Committee, and to NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1999) for services rendered in all capacities to NCH during the fiscal years ended April 30, 1999, 1998, and 1997.

                          SUMMARY COMPENSATION TABLE

   Name and                     Annual Compensation(1)
   Principal       Fiscal       ----------------------           All Other
   Positions       Year         Salary(2)       Bonus        Compensation (3)
   --------------  -----        ---------      -------       ----------------

   Irvin L. Levy,
   President        1999         $913,106      $     -             $4,000
                    1998          889,420            -              4,000
                    1997          862,282            -              3,700


   Lester A. Levy,
   Chairman
   of the Board     1999          918,667            -              3,200
                    1998          894,087            -              3,200
                    1997          866,263            -              3,000


   Milton P. Levy, Jr.,
   Chairman of the
   Executive
   Committee        1999          920,636            -              3,200
                    1998          896,074            -              3,200
                    1997          867,598            -              3,000


   Thomas F. Hetzer,
   Vice President
   - Finance        1999          235,995       11,000              4,000
                    1998          221,331       28,000              4,000
                    1997          205,883            -              3,700


   Glen L. Scivally,
   Vice President
   and Treasurer    1999          205,765        6,000              4,000
                    1998          195,846       27,000              4,000
                    1997          182,357            -              3,700

   ----------------------

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

   Retirement Agreements

      NCH has entered into retirement agreements allowing retirement at any time after age 59-1/2 with Messrs. Irvin, Lester, and Milton Levy that provide for lifetime monthly payments and guarantee 120 monthly payments beginning at death, retirement, or disability. Payment under these agreements is $500,000 per year for each of Messrs. Irvin L. Levy, Lester
   A. Levy and Mr. Milton P. Levy, Jr., subject to adjustment each year for increases in the United States Consumer Price Index for the preceding year.


              FIVE YEAR COMPARISON OF CUMULATIVE TOTAL RETURN

      The following graph presents NCH's cumulative stockholder return during the period beginning April 30, 1994, and ending April 30, 1999. NCH is compared to the S&P 500 and a peer group consisting of companies that collectively represent lines of business in which NCH competes. The companies included in the peer group index are Betz Laboratories, Inc. ("Betz"), The Dexter Corporation, Ecolab Inc., Lawson Products, Inc., Lilly Industries ("Lilly"), Lubrizol Corporation ("Lubrizol"), Nalco Chemical Company, National Service Industries, Inc., Petrolite Corporation ("Petrolite"), Premier Industrial Corporation ("Premier"), Quaker Chemical Corporation, Safety-Kleen Corp. ("Safety-Kleen"), and Snap-On Tools Corporation. During fiscal year 1997, Premier was acquired by another corporation. Since Premier's shareholder return is no longer available, it was excluded from the peer group for performance after 1996. During fiscal year 1998, Petrolite was acquired by another corporation and, therefore, was excluded from the peer group for performance after 1997. During fiscal year 1999, Betz was acquired by another corporation, and was excluded from the peer group for performance after 1998. Due to these acquisitions, Lilly and Lubrizol were added to the peer group. The index that includes Lilly and Lubrizol is designated below as "New Peer Group." For comparison purposes, the index without Lilly and Lubrizol is included as "Former Peer Group." Each index assumes $100 invested at the close of trading on April 30, 1994, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.



   [STOCK PERFORMANCE GRAPH FILED UNDER COVER OF FORM S-E]



                           1994    1995    1996    1997    1998    1999
                           ----    ----    ----    ----    ----    ----
   NCH Corporation          100     109     103     116     119     105
   S&P 500 Index            100     117     153     191     270     329
   Former Peer Group        100     106     127     161     198     200
   New Peer Group           100      94     106     134     160     148

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

                            SECURITY OWNERSHIP OF
                    PRINCIPAL STOCKHOLDERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of NCH's Common Stock as of June 1, 1999, by: (i) persons known to management to beneficially own more than 5% of NCH's Common Stock; (ii) each director and nominee for director; (iii) the three persons holding the office of the Executive Committee and NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 1999); and (iv) all directors and executive officers of NCH as a group. Except as noted below, each person included in the table has sole voting and investment power with respect to the shares that the person beneficially owns.

         Name of                Amount & Nature
   Beneficial Owner           of Beneficial Ownership        Percent of Class
   ----------------           -----------------------        ----------------

   Robert L. Blumenthal                         2,683                       *
   Rawles Fulgham (1)                           2,000                       *
   Thomas F. Hetzer                                 0                       -
   Irvin L. Levy (2)(3)                     1,445,248                   26.7%
   Lester A. Levy (2)(4)                    1,442,334                   26.7%
   Milton P. Levy, Jr. (2)(5)                  44,000                       *
   Glen L. Scivally                                 0                       -
   Jerrold M. Trim (6)                              0                       -
   Thomas B. Walker, Jr.                       10,000                       *

   All directors and executive              2,895,778                   53.5%
   officers as a group (12 people)

   Bank One Corp. (7)                         490,820                    9.1%

   ------------------------

   *     Less than 1% of class

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

   (7)  The table sets forth Bank One Corp.'s stockholding based on its latest
   Schedule 13G filed with the SEC dated as of February 1, 1999. Bank One Corp. reports its address as One First National Plaza, Chicago, Illinois 60670. It has sole dispositive power over 490,820 shares, shared dispositive power over 0 shares, sole voting power over 490,820 shares, and shared voting power over 0 shares. The Schedule 13G was originally filed by First Chicago NBD Corporation, which was merged with Banc One Corp. effective October 2, 1998. Bank One Corp. is the surviving corporation in the merger.


                              CERTAIN TRANSACTIONS

      On May 26, 1998, the Board of Directors authorized the repurchase of an aggregate of 1,266,176 shares of NCH Common Stock from Milton P. Levy, Jr., certain members of his family, including his children, their spouses and his grandchildren, and trusts for the benefit of his family members. The repurchases were consummated effective as of May 26, 1998, at a price of $60.89 per share. The total received by Milton P. Levy, Jr. was $61,789,162 for 1,014,767 shares; by Marjorie K. Levy (Mr. Levy's wife) was $2,097,539 for 34,448 shares; and by Mr. Levy's three daughters (Nancy Levy Szor, Sally Levy Rosen, and Kathy Levy Hornbach), their spouses and Mr. Levy's grandchildren or trusts for their benefit $13,210,755 for 216,961 shares. The closing trading price of NCH Common Stock on May 26, 1998, was $65.44.

              SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      During fiscal 1999, Milton P. Levy, Jr. failed to report on a Form 4 in June 1998 the transaction described in "Certain Transactions" above. However, such transaction was reported by NCH on a Current Report on Form 8-K filed with the SEC on June 3, 1998, and in NCH's Proxy Statement for the 1998 Annual Meeting of Stockholders. The failure to report was inadvertant and was corrected on Milton P. Levy, Jr.'s Form 5 filed for June 1999.


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


                             PROPOSALS OF STOCKHOLDERS

      Stockholders of NCH who intend to present a proposal for action at the 1999 Annual Meeting of Stockholders of NCH must notify NCH's management of such intention by notice received at NCH's principal executive offices not less than 120 days in advance of June 22, 2000, for such proposal to be included in NCH's proxy statement and form of proxy relating to such meeting.



                                   ANNUAL REPORT

      The Annual Report for the year ended April 30, 1999, is being mailed to stockholders with this Proxy Statement. The Annual Report is not to be regarded as proxy soliciting material. NCH will provide without charge to each stockholder to whom this Proxy Statement and the accompanying form of proxy are sent, on the written request of such person, a copy of NCH's annual report on Form 10-K for the fiscal year ended April 30, 1999, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission. Requests should be directed to NCH Corporation, Attention: Secretary, P. O. Box 152170, Irving, Texas 75015.



                                                      /s/  Irvin L. Levy
                                                      ------------------
                                                      Irvin L. Levy,
                                                      President

   Irving, Texas
   Dated:  June 22, 1999

   PROXY CARD


                              NCH CORPORATION


                 ANNUAL MEETING OF STOCKHOLDERS-JULY 22, 1999
         THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

   The undersigned, revoking all prior proxies, hereby appoints James H. Stone, Tom Hetzer, and Joe Cleveland, and any one or more of them, proxy or proxies, with full power of substitution in each, and hereby authorizes them to vote for the undersigned and in the undersigned's name, all shares of common stock of NCH Corporation (the "Company") standing in the name of the undersigned on June 1, 1999, as if the undersigned were personally present and voting at the Company's annual meeting of stockholders to be held on July 22, 1999, in Dallas, Texas, and at any adjournment thereof, upon the matters set forth on the reverse side hereof.

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

   Nominees:  Milton P. Levy, Jr., Thomas B. Walker, Jr., and
     Robert L. Blumenthal

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

   Dated:                                             , 1999
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