Form 10-Q
period 1999-07-31
NCH CORP
filed 1999-09-14
CIK 69960

                                      FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549


                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


   For quarter ended July 31, 1999                Commission file number 1-5838
                     -------------                                       ------


                                    NCH CORPORATION
   ----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


             DELAWARE                                           75-0457200
   -------------------------------                      -----------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)


           P.O. Box 152170
        2727 Chemsearch Blvd.
             Irving, TX                                      75015-2170
   -------------------------------                      -----------------------
      (Address of principal                                    (Zip Code)
        executive offices)

   Registrant's telephone number, include area code           (972) 438-0211
                                                          ---------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes  X   No
                                                       ---     ---


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                        Outstanding at September 8, 1999
      --------------------------            --------------------------------
      Common Stock, $1 par value                       5,408,288
      --------------------------            --------------------------------

                                 NCH CORPORATION
                                     INDEX

                                                                       Page No.
                                                                       --------
   Part I.         Financial Information:

        Consolidated Balance Sheets --
                July 31, 1999 and April 30, 1999                           3

        Consolidated Statements of Income --
                Three Months Ended
                July 31, 1999 and 1998                                     4

        Consolidated Statements of Cash Flows --
                Three Months Ended July 31, 1999 and 1998                  5

        Notes to Consolidated Financial Statements                       6 - 9

        Management's Discussion and Analysis of
                Financial Condition and Results of Operations           10 - 22


   Part II.              Other Information                                 23



                           NCH CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheets
                    (In Thousands Except Share and Per Share Data)
                                     (Unaudited)

                                                 July 31,      April 30,
                                                   1999          1999
                                                 --------      --------
   Assets
   Current Assets
     Cash and cash equivalents                   $ 26,175      $ 19,814
     Marketable securities                          3,095         3,187
     Accounts receivable, net                     144,517       146,255
     Inventories                                  106,825       107,995
     Prepaid expenses                              10,303         9,568
     Deferred income taxes                         20,921        21,454
                                                 --------      --------
   Total Current Assets                           311,836       308,273
                                                 --------      --------

   Property, Plant and Equipment                  195,927       195,315
     Accumulated depreciation                     119,801       118,590
                                                 --------      --------
                                                   76,126        76,725
                                                 --------      --------

   Deferred Income Taxes                           31,921        31,767
                                                 --------      --------

   Other                                           16,486        16,076
                                                 --------      --------

           Total                                 $436,369      $432,841
                                                 ========      ========

   Liabilities and Stockholders' Equity
   Current Liabilities
     Notes payable to banks                      $  5,696      $  5,318
     Current maturities of long-term debt             270           278
     Accounts payable                              47,131        46,351
     Accrued expenses                              29,375        29,545
     Income taxes payable                          23,959        23,776
     Dividends payable                              1,893         1,893
                                                 --------      --------
   Total Current Liabilities                      108,324       107,161
                                                 --------      --------

   Long-Term Debt, less current maturities            976         1,104
                                                 --------      --------

   Retirement and Deferred Compensation Plans     116,016       115,162
                                                 --------      --------

   Stockholders' Equity
     Common stock, par value $1 per share,
       authorized 20,000,000 shares.
       Issued 11,769,304 shares                    11,769        11,769
     Additional paid-in capital                    12,724        12,714
     Retained earnings                            496,053       491,685
     Accumulated other comprehensive loss         (39,018)      (36,279)
                                                 --------      --------
                                                  481,528       479,889
     Less treasury stock
       (6,361,016 and 6,361,010 shares)           270,475       270,475
                                                 --------      --------
                                                  211,053       209,414
                                                 --------      --------

           Total                                 $436,369      $432,841
                                                 ========      ========


   The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (In Thousands Except Per Share Amounts)
                                    (Unaudited)



                                                   Three Months Ended July 31,
                                                   ---------------------------
                                                     1999               1998
                                                   --------           --------

   Net Sales                                       $200,234           $198,856

   Operating Expenses
   Cost of sales, including
     warehousing and commissions                    110,408            110,384
   Marketing and administrative expenses             77,596             76,427
                                                   --------           --------
                                                    188,004            186,811
                                                   --------           --------

   Operating Income                                  12,230             12,045

   Other (Expenses) Income
     Revaluation of foreign currencies                 (805)              (411)
     Interest income                                    256                739
     Interest expense                                (1,061)              (860)
                                                   --------           --------

   Income before Income Taxes                        10,620             11,513

   Provision for Income Taxes                         4,359              5,027
                                                   --------           --------

   Net Income                                      $  6,261           $  6,486
                                                   ========           ========

   Weighted Average Number of
     Shares Outstanding
       Basic                                          5,408              6,062
                                                   ========           ========

       Diluted                                        5,408              6,082
                                                   ========           ========

   Earnings Per Share
       Basic                                       $   1.16           $   1.07
                                                   ========           ========

       Diluted                                     $   1.16           $   1.07
                                                   ========           ========

   Cash Dividend Paid Per Share                    $    .35           $    .35
                                                   ========           ========

   Cash Dividend Declared Not Paid                 $    .35           $    .35
                                                   ========           ========

   The accompanying notes are an integral part of these financial statements.



                           NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (In Thousands)
                                      (Unaudited)



                                                        Three Months Ended
                                                             July 31,
                                                      ----------------------
                                                        1999          1998
                                                      --------      --------
   Cash Flows from Operating Activities
     Net Income                                        $ 6,261       $ 6,486
     Adjustments to reconcile net income to
         net cash provided by operating
         activities:
       Depreciation and amortization                     3,336         3,463
       Provision for losses on accounts
         receivable                                      1,316         1,420
       Deferred income taxes                               245        (1,349)
       Retirement and deferred compensation
         plans                                           1,042         1,447
       Other noncash items                                  57          (177)
       Change in assets and liabilities,
        excluding net assets acquired in
        the purchase of business:
          Accounts receivable                           (2,834)       (6,743)
          Inventories                                      447        (1,869)
          Prepaid expenses                                (815)       (1,780)
          Accounts payable, accrued expenses
            and income taxes payable                     2,975         6,258
          Other noncurrent assets                         (432)          (34)
                                                      --------      --------
   Net cash provided by operating activities            11,598         7,122
                                                      --------      --------

   Cash Flows from Investing Activities
     Sales of property, plant and equipment                453           118
     Purchases of property, plant and equipment         (3,061)       (3,465)
     Redemptions of marketable securities                1,085       101,236
     Purchases of marketable securities                   (981)            -
     Acquisition of business                              (241)       (1,843)
     Other                                              (1,005)       (1,005)
                                                      --------      --------
   Net cash (used) provided by investing
       activities                                       (3,750)       95,041
                                                      --------      --------


   Cash Flows from Financing Activities
     Proceeds from notes payable                           759           616
     Payments of notes payable                            (166)       (3,183)
     Payments of long-term debt                           (154)         (170)
     Borrowing of cash surrender values                  1,143         2,023
     Payments of dividends                              (1,893)       (1,960)
     Purchases of treasury stock                             -       (95,185)
     Proceeds from exercise of stock options                 -           402
                                                      --------      --------
   Net cash used in financing activities                  (311)      (97,457)
                                                      --------      --------

   Effect of Exchange Rate Changes on Cash
        and Cash Equivalents                            (1,176)          187
                                                      --------      --------

   Net Increase in Cash and Cash Equivalents             6,361         4,893

   Cash and Cash Equivalents at Beginning of Year       19,814        17,139
                                                      --------      --------

   Cash and Cash Equivalents at End of Period          $26,175       $22,032
                                                      ========      ========


   The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


   1.  Basis of Presentation
       ---------------------

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of July 31, 1999, the results of its operations for the three months ended July 31, 1999 and 1998, and cash flows for the three months then ended.

   The accounting policies followed by NCH Corporation (the Company) are set forth in Note 1 to the Company's consolidated financial statements in the 1999 NCH Corporation Annual Report to Shareholders, which is included in Part II of Form 10-K.

   The results of operations for the three month period ended July 31, 1999, are not necessarily indicative of the results to be expected for the full year.


   2.  Inventories
       -----------

   Inventories consisted of the following (in thousands of dollars):


                                             July 31,          April 30,
                                              1999               1999
                                            --------           --------
        Raw Materials                       $ 13,687           $ 13,772
        Finished Goods                        91,619             92,705
        Sales Supplies                         1,519              1,518
                                            --------           --------
                                            $106,825           $107,995
                                            ========           ========


   3.  Earnings Per Common Share
       -------------------------

   Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only common stock equivalents and are considered in the diluted earnings per share calculations if dilutive. For the three month period ended July 31, 1999, all options (316,090 options)
   were excluded as their effect would have been antidilutive.   However,
   for the three month period ended July 31, 1998, all options were included as their effect was dilutive for that period.

   4.  Comprehensive Income
       --------------------

   The components of comprehensive income, net of related tax, for the three-month periods ended July 31, 1999 and 1998 are as follows
   (in thousands):

                                                  Three Months Ended
                                                        July 31,
                                                -----------------------
                                                  1999           1998
                                                --------       --------
        Net income                               $ 6,261        $ 6,486
        Unrealized gain (loss) on
           available-for-sale securities               8           (111)
        Foreign currency translation
           adjustment                             (2,747)            89
                                                --------       --------
        Comprehensive income                     $ 3,522        $ 6,464
                                                ========       ========


   The components of accumulated other comprehensive loss, net of related tax, at July 31, 1999 and April 30, 1999 are as follows (in thousands):


                                             July 31,         April 30,
                                               1999             1999
                                             --------         --------
        Unrealized gain on available-
           for-sale securities               $     21         $     13
        Foreign currency translation
           adjustment                         (39,039)         (36,292)
                                             --------         --------
        Accumulated other
           comprehensive loss                $(39,018)        $(36,279)
                                             ========         ========

   5.  Segment Information
       -------------------

   At April 30, 1999, the Company adopted Statement of Financial
   Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changed the way the Company externally reports information about its operating segments. The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has six segments: Chemical Specialties, Plumbing Products Group,
   Resource Electronics, Partsmaster Group, Landmark Direct Group, and
   Other Product Lines. The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for individual segments, administrative expenses incurred at the Company's corporate headquarters that are common to more than one segment are allocated on a usage basis.

   The following tables present a summary of the Company's segments for the three months ended July 31, 1999 and 1998 on a basis consistent with the previous year end:

                                                   Net Sales
                                          Three Months Ended July 31,
                                          ---------------------------
                                            1999              1998
                                          ---------         ---------
         Chemical Specialties             $ 105,394         $ 110,141
         Plumbing Products Group             30,779            29,035
         Resource Electronics                15,938            17,005
         Partsmaster Group                   21,823            20,618
         Landmark Direct Group                8,833             7,751
         Other Product Lines                 17,467            14,306
                                          ---------         ---------
         Net Sales                        $ 200,234         $ 198,856
                                          =========         =========

                                                   Operating Profit
                                             Three Months Ended July 31,
                                             ---------------------------
                                               1999               1998
                                             --------           --------

         Chemical Specialties                $  6,923           $  9,637
         Plumbing Products Group                2,150                430
         Resource Electronics                    (212)               122
         Partsmaster Group                      2,003              1,775
         Landmark Direct Group                    (61)               251
         Other Product Lines                    2,320                451
                                             --------           --------

         Total segment operating profit      $ 13,123           $ 12,666

         Unallocated Corporate expenses         (893)               (621)
         Revaluation of foreign currencies      (805)               (411)
         Interest Income                         256                 739
         Interest Expense                     (1,061)               (860)
                                             --------           --------
         Consolidated income before taxes    $ 10,620           $ 11,513
                                             ========           ========


   6.  Supplemental Cash Flow Information
       ----------------------------------

   Cash payments for interest for the three months ended July 31, 1999 and 1998, were approximately $330,000 and $121,000, respectively. Cash payments for income taxes were approximately $3,797,000 and $3,989,000 for the same periods, respectively.

                  NCH CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of
          Financial Condition and Results of Operations



   Liquidity and Capital Resources
   -------------------------------


      In the three months ended July 31, 1999, working capital increased to $203.5 million from $201.1 million at April 30, 1999, and the current ratio was 2.9 to 1 at July 31, 1999, and at April 30, 1999. The total of cash, cash equivalents and marketable securities increased by $6.3 million in the first three months to $29.3 million at July 31, 1999, as shown on the Consolidated Balance Sheets. Net cash flows from operations totaled $11.6 million. Additional cash was provided by redemptions of marketable securities of $1.1 million, and the borrowing of cash surrender values of company-owned life insurance policies on key employees of $1.1 million. Principal uses of cash consisted of net capital expenditures of $2.6 million, and payment of dividends of $1.9 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

      The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both current assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at May 31, 1999, compared to February 28, 1999. This is reflected by the foreign currency translation component of accumulated other comprehensive loss, which changed from a $36.3 million reduction of equity at April 30, 1999, to a $39.0 million reduction of equity at July 31, 1999.

      Accounts receivable decreased by $1.7 million and inventories decreased by $1.2 million in the three months ended July 31, 1999, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first three months was to decrease the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable and inventories shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable (net of provisions for losses) increasing by $1.5 million and inventories decreasing by $.5 million during the quarter. The decrease in inventory occurred primarily in the Company's international operations, as a result of improved general economic conditions in Asia from the previous quarter. The increase in accounts receivable, exclusive of the effect of exchange rates, resulted from an increase in sales from the previous quarter in the international subsidiaries.

      Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $3.0 million when measured exclusive of the effect of exchange rate changes, but increased by $.8 million as reported on the Consolidated Balance Sheets. Accounts payable and accrued expenses increased as a result of normal business activity associated with timing of payments. The increase in income taxes payable was primarily due to normal timing differences in the amounts of tax payments in the current quarter compared to the preceding quarter.

      Net expenditures for property, plant and equipment amounted to $2.6 million for the three months ended July 31, 1999, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment.

      Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, increased, exclusive of the effect of exchange rate changes, by $.4 million during the three months ended July 31, 1999. The increase was due primarily to short-term loans in the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, and shows an increase of $.2 million.

      A regular quarterly dividend of $.35 per share, declared by the directors of the Company on April 14, 1999, was paid on June 15, 1999, amounting to $1.9 million. The directors of the Company declared a regular quarterly dividend of $.35 per share on July 22, 1999, payable September 15, 1999, to shareholders of record September 1, 1999.

      During the prior fiscal year, the Company repurchased a total of 1,769,387 shares (of which 1,551,015 were repurchased during the prior year first quarter) of NCH Common Stock for an aggregate price of $106.0 million.

      In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks which expires in August 2002, and is available for acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly, at the Company's option of the Eurodollar rate plus 0.6%, or the federal funds rate plus 0.5% (which will not exceed the bank's prime rate). The credit facility is governed by certain financial covenants, including minimum tangible net worth and a maximum leverage ratio. At July 31, 1999, the Company had not borrowed any amount under this credit facility.

   Year 2000 Compliance
   --------------------

      The Company uses and relies on a wide variety of information technologies, computer systems and scientific equipment containing computer-related components. The Company has addressed the potential exposures related to the Year 2000 Issue on its operations for the fiscal year 2000 and beyond. A review of key financial, informational and operational systems has been completed. Implementation and testing of necessary modifications to these key computer systems and equipment to ensure that they are Year 2000 compliant has been completed to address computer system and equipment problems as required by December 31, 1999. The Company believes that with these plans and completed modifications, the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that these modifications will prevent a material adverse effect on the Company's business, financial condition or results of operations. The financial impact of any such material adverse effect cannot be estimated at this time. The Company has contingency plans to deal with major Year 2000 failures, and such plans are constantly being monitored and will be revised as necessary.

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


   Subsequent Event
   ----------------

      The Company has executed a non-binding letter of intent to sell Resource Electronics, Inc. and negotiations are in progress. A definitive agreement has not been executed and significant uncertainties remain to be resolved before the transaction is completed.

   Operating Results
   -----------------

   First Quarter Comparison - Prior Year

      Net sales for the first quarter increased to $200.2 million in the current year as compared with $198.9 million reported in the same quarter of the last fiscal year. Domestically, net sales in the first quarter of the current year increased 5% over the first quarter of the prior year. International net sales decreased 6% as reported in U.S. dollars and were negatively affected by changes in currency translation rates. International net sales, when measured on a local currency basis, decreased approximately 2% as compared to the first quarter of the prior year. Net sales for the Chemical Specialties Group decreased $4.7 million, or 4% from the first quarter of the prior year, due to lower sales in both the international and domestic operations and to the effect of currency translation rates. Net sales for the Plumbing Products Group increased $1.7 million, or 6% over the prior year's quarter, as a result of increased domestic sales to major home building supply centers. Net sales for Resource Electronics decreased $1.1 million, or 6% compared to the first quarter of last year due to increased competition in domestic markets. Partsmaster Group's net sales increased $1.2 million, or 6% as compared to the first quarter of last year due to increased international and domestic sales. Net sales for the Landmark Direct Group increased $1.1 million, or 14%, from the prior year's quarter due to increased sales of first aid supplies. Net sales for Other Product Lines increased $3.2 million, or 22% over the first quarter of last year, primarily due to increased revenues from satellite broadcasting distribution agreements and increased sales of pet products.

      Operating expenses as a percent of net sales were 93.9% in the current quarter as well as in the first quarter last year.
   Consolidated operating income was 6.1% of net sales for the quarter ended July 31, 1999 and for the quarter ended July 31, 1998.
   Operating profit for the Chemical Specialties Group decreased $2.7 million, or 28% from the first quarter of last year due to lower sales in both international and domestic operations and to the effect of currency translation rates. Operating profit for the Plumbing
   Products Group increased $1.7 million from the prior year's first quarter due to increased sales and reduction of losses in the Canadian operation. Resource Electronics had a $.3 million decrease in operating profit as compared to the first quarter of last year due to lower sales as discussed above. Operating profit increased $.2 million, or 13% for the Partsmaster Group over the first quarter of last year due to increased sales and lower international product costs. Landmark
   Direct had a $.3 million decrease in operating profit as compared to the first quarter of last year, primarily as a result of higher marketing costs. Other Product Lines had a $1.9 million increase in operating profit over last year's first quarter due to increased revenue related to satellite broadcasting distribution agreements and lower pet product costs.

      In the quarter ended July 31, 1999, interest expense was $1.1 million compared to $.9 million in the same quarter of the prior year. Interest income was $.3 million in the current quarter compared to $.7 million in the same quarter of last year. Revaluation of foreign currencies was a loss of $.8 million in the first quarter of the current year compared to a loss of $.4 million in the same period of the prior year.

      Provision for income taxes was 41.0% of pre-tax income in the first quarter of the current year compared to 43.7% of pre-tax income in the prior year. This decrease is due to variations in individual country income levels and tax rates in the international subsidiaries. Net income for the quarter ended July 31, 1999, was 3.1% of net sales compared to 3.3% of net sales in the quarter ended July 31, 1998.


   First Quarter Comparison - Preceding Quarter

      Net sales of $200.2 million for the first quarter of fiscal 2000 were 1% higher than the $197.6 million net sales reported in the fourth quarter of fiscal 1999. International net sales were 2% higher when measured in U.S. dollars and 1% higher when measured on a local currency basis, as a result of normal quarter-to-quarter sales fluctuations. Domestic net sales were slightly higher than the fourth quarter of the prior year. Changes in net sales in all business segments are the result of normal quarter to quarter fluctuations.

      Operating expenses as a percent of net sales were 93.9% in the current quarter compared to 94.4% in the fourth quarter of the last fiscal year. Consolidated operating income for the quarter ended
   July 31, 1999, was 6.1% of net sales compared to 5.7% of net sales for the quarter ended April 30, 1999. Operating profit for the Chemical Specialties Group increased $1.0 million, or 16% from the fourth quarter of last year due to lower international marketing costs. Operating profit for the Plumbing Products Group increased $.9 million, or 67% from the prior year's fourth quarter due to lower costs in the current quarter and the reduction in the loss in the Canadian operation. Operating profit increased $.4 million, or 27% for the Partsmaster Group over the fourth quarter of last year due to lower international and domestic product costs. Other Product Lines had a $.9 million decrease in operating profit as compared to last year's fourth quarter due to lower revenues related to satellite broadcasting distribution agreements.

      Interest expense was $1.1 million, and interest income was $.3 million, in the three months ended July 31, 1999 and in the three months ended April 30, 1999. The revaluation of foreign currencies resulted in a loss of $.8 million in the first quarter of the current year compared to a loss of $.3 million in the fourth quarter of the prior year.

      Provision for income taxes in the quarter ended July 31, 1999, amounted to 41.0% of pre-tax income compared to 45.9% of pre-tax income in the quarter ended April 30, 1999. This decrease is due to the impact of variations in individual country income levels and tax rates on combined international results. Net income for the quarter ended July 31, 1999, was 3.1% of net sales compared to 2.7% of net sales in the quarter ended April 30, 1999.


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

                    PART II.  OTHER INFORMATION




   Item 6.  Exhibits and Reports on Form 8-K

   (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended July 31, 1999.




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




   Date  September 14, 1999             /s/ Tom Hetzer
         ------------------             --------------
                                        Tom Hetzer
                                        Vice President - Finance
                                        (Principal Accounting Officer)