Form 10-Q
period 1999-10-31
NCH CORP
filed 1999-12-15
CIK 69960

                                     FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


   For quarter ended October 31, 1999             Commission file number 1-5838
                     ----------------                                    ------



                                   NCH CORPORATION
   ----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


           DELAWARE                                           75-0457200
   -------------------------------                       ----------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


       P.O. Box 152170
     2727 Chemsearch Blvd.
          Irving, TX                                        75015-2170
   -------------------------------                       ----------------------
      (Address of principal                                   (Zip Code)
        executive offices)

   Registrant's telephone number, include area code        (972) 438-0211
                                                         ----------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes  X   No
                                                       ---     ---


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding at December 6, 1999
   --------------------------                 -------------------------------
   Common Stock, $1 par value                           5,408,288
   --------------------------                 -------------------------------

                                  NCH CORPORATION
                                      INDEX

                                                                      Page No.
                                                                      --------

   Part I.         Financial Information:

        Consolidated Balance Sheets --
                October 31, 1999 and April 30, 1999                       3

        Consolidated Statements of Income --
                Three Months and Six Months Ended
                October 31, 1999 and 1998                                 4

        Consolidated Statements of Cash Flows --
                Six Months Ended October 31, 1999 and 1998                5

        Notes to Consolidated Financial Statements                      6 - 11

        Management's Discussion and Analysis of
                Financial Condition and Results of Operations          12 - 27


   Part II.              Other Information                               28




                           NCH CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheets
                   (In Thousands Except Share and Per Share Data)

                                                        October 31,   April 30,
                                                           1999         1999
                                                         --------     --------
                                                       (Unaudited)
   Assets
   Current Assets
     Cash and cash equivalents                           $ 34,161     $ 19,814
     Marketable securities                                  6,024        3,187
     Accounts receivable, net                             145,543      139,124
     Inventories                                           89,157       94,191
     Prepaid expenses                                      10,178        9,493
     Deferred income taxes                                 19,846       21,454
                                                         --------     --------
   Total Current Assets                                   304,909      287,263
                                                         --------     --------

   Property, Plant and Equipment                          193,002      192,927
     Accumulated depreciation                             118,419      116,678
                                                         --------     --------
                                                           74,583       76,249
                                                         --------     --------

   Deferred Income Taxes                                   32,332       31,454
                                                         --------     --------

   Other                                                   17,986       16,040
                                                         --------     --------

   Net assets of discontinued operations                        -       19,597
                                                         --------     --------

          Total                                          $429,810     $430,603
                                                         ========     ========

   Liabilities and Stockholders' Equity
   Current Liabilities
     Notes payable to banks                              $  5,285     $  5,318
     Current maturities of long-term debt                     259          278
     Accounts payable                                      40,441       44,376
     Accrued expenses                                      30,304       29,128
     Income taxes payable                                  19,745       23,930
     Dividends payable                                      1,893        1,893
                                                         --------     --------
   Total Current Liabilities                               97,927      104,923
                                                         --------     --------

   Long-term Debt, less current maturities                    953        1,104
                                                         --------     --------

   Retirement and Deferred Compensation Plans             117,940      115,162
                                                         --------     --------
   Stockholders' Equity
     Common stock, par value $1 per share,
       authorized 20,000,000 shares.
       Issued 11,769,304 shares                            11,769       11,769
     Additional paid-in capital                            12,724       12,714
     Retained earnings                                    498,076      491,685
     Accumulated other comprehensive loss                 (39,104)     (36,279)
                                                         --------     --------
                                                          483,465      479,889
     Less treasury stock
       (6,361,016 and 6,361,010 shares)                   270,475      270,475
                                                         --------     --------

                                                          212,990      209,414
                                                         --------     --------

          Total                                          $429,810     $430,603
                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                    Three Months Ended       Six Months Ended
                                        October 31,            October 31,
                                    -------------------    -------------------
                                      1999       1998        1999       1998
                                    --------   --------    --------   --------

   Net Sales                        $181,283   $174,711    $365,579   $356,562
   Operating Expenses
   Cost of sales, including
     warehousing and commissions      97,321     92,525     194,334    188,665
   Marketing and administrative
     expenses                         69,686     68,499     144,527    142,287
                                    --------   --------    --------   --------
                                     167,007    161,024     338,861    330,952
                                    --------   --------    --------   --------

   Operating Income                   14,276     13,687      26,718     25,610

   Other Expenses
     Revaluation of foreign
       currencies                        (98)    (1,016)       (903)    (1,427)
     Interest income                     305        334         558      1,073
     Interest expense                   (941)    (1,316)     (2,002)    (2,176)
                                    --------   --------    --------   --------
   Income from Continuing
     Operations before
     Income Taxes                     13,542     11,689      24,371     23,080
   Provision for Income Taxes          5,635      5,255      10,026     10,196
                                    --------   --------    --------   --------
   Income from Continuing
        Operations                     7,907      6,434      14,345     12,884
                                    --------   --------    --------   --------
   Discontinued Operations:
   Loss from Discontinued
     Operations, net of
     income taxes                       (682)      (123)       (859)       (87)
   Loss on Disposition of
     Discontinued Operations,
     net of income tax of $1,782      (3,309)         -      (3,309)         -
                                    --------   --------    --------   --------

   Net Income                       $  3,916   $  6,311    $ 10,177   $ 12,797
                                    ========   ========    ========   ========

   Weighted Average Number of
     Shares Outstanding
       Basic                           5,408      5,604       5,408      5,866
                                    ========   ========    ========   ========

       Diluted                         5,408      5,615       5,408      5,881
                                    ========   ========    ========   ========
   Earnings Per Share from
     Continuing Operations
       Basic                        $   1.46   $   1.15    $   2.65   $   2.20
                                    ========   ========    ========   ========

       Diluted                      $   1.46   $   1.15   $    2.65   $   2.19
                                    ========   ========    ========   ========

   Total Earnings Per Share
     Basic                          $    .72   $   1.13   $    1.88   $   2.18
                                    ========   ========    ========   ========

     Diluted                        $    .72   $   1.12   $    1.88   $   2.18
                                    ========   ========    ========   ========

   Cash Dividend Paid Per Share     $    .35   $    .35   $     .70   $    .70
                                    ========   ========    ========   ========
   Cash Dividend Declared Not Paid  $    .35   $    .35   $     .35   $    .35
                                    ========   ========    ========   ========

   The accompanying notes are an integral part of these financial statements.

                              NCH CORPORATION AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                      (In Thousands)
                                       (Unaudited)
                                                           Six Months Ended
                                                             October 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
   Cash Flows from Operating Activities
     Income from Continuing Operations                   $ 14,345     $ 12,884
     Adjustments to reconcile income from
       Continuing Operations to net cash provided
       by Continuing Operations:
        Depreciation and amortization                       6,054        6,641
        Provision for losses on accounts receivable         2,744        2,622
        Deferred income taxes                                 665       (2,002)
        Retirement and deferred compensation plans          2,823        3,408
        Other noncash items                                  (306)         521
        Changes in assets and liabilities, excluding net
          assets acquired in the purchase of businesses:
            Accounts receivable                             1,410       (4,018)
            Inventories                                     4,539       (2,920)
            Prepaid expenses                               (1,097)      (1,782)
            Accounts payable, accrued expenses and
              income taxes payable                         (2,243)       1,090
            Other noncurrent assets                          (776)        (434)
                                                         --------     --------
   Net cash provided by Continuing Operations              28,158       16,010
                                                         --------     --------
   Cash flow from Discontinued Operations                    (336)         268
                                                         --------     --------
   Net cash provided by operating activities               27,822       16,278
                                                         --------     --------

   Cash Flows from Investing Activities
     Sales of property, plant and equipment                 1,385          271
     Purchases of property, plant and equipment            (5,262)      (6,845)
     Redemptions of marketable securities                   2,084      101,236
     Purchases of marketable securities                    (4,912)      (4,942)
     Acquisitions of business                              (1,341)      (1,843)
     Other                                                 (1,005)      (1,005)
                                                         --------     --------
   Net cash provided (used) in investing activities        (9,051)      86,872
                                                         --------     --------

   Cash Flows from Financing Activities
     Proceeds from notes payable                              446        1,165
     Payments of notes payable                               (270)      (3,231)
     Payments of long term debt                              (169)        (204)
     Borrowing of cash surrender values                     1,143        2,023
     Payments of dividends                                 (3,786)      (3,920)
     Purchase of treasury stock                                 -      (95,319)
     Proceeds from exercise of stock options                    -          514
                                                         --------     --------
   Net cash used in financing activities                   (2,636)     (98,972)
                                                         --------     --------

   Effect of Exchange Rate Changes on Cash
     and Cash Equivalents                                  (1,788)        (442)
                                                         --------     --------

   Net Increase in Cash and Cash Equivalents               14,347        3,736

   Cash and Cash Equivalents at Beginning of Year          19,814       17,139
                                                         --------     --------

   Cash and Cash Equivalents at End of Period            $ 34,161     $ 20,875
                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.


                           NCH CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (Unaudited)


   1.  Basis of Presentation
       ---------------------

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of October 31, 1999, the results of its operations for the three and six months ended October 31, 1999 and 1998, and cash flows for the six months then ended.

   The accounting policies followed by NCH Corporation (the Company) are set forth in Note 1 to the Company's consolidated financial statements in the 1999 NCH Corporation Annual Report to Shareholders, which is included in
   Part II of Form 10-K.

   The results of operations for the three and six month periods ended October 31, 1999, are not necessarily indicative of the results to be expected for the full year.


   2.  Discontinued Operations
       -----------------------

   On October 29, 1999, the Company signed an asset purchase agreement to sell substantially all the net assets of Resource Electronics Inc., a
   subsidiary of the Company, to Carlton-Bates Company.   This sale was
   closed on November 11, 1999. The net assets and liabilities that were transferred consisted primarily of accounts receivable, inventories, fixed assets, and accounts payable. The selling price for these net assets was $12,623,000 in cash and was received by the Company in November 1999.
   This amount is included in accounts receivable at October 31, 1999 in the accompanying Consolidated Balance Sheets.

   Operating results and cash flows of Resource Electronics for the three and six months ended October 31, 1999, are shown separately in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows. The consolidated financial statements for prior periods have been restated and the financial position, operating results, and cash flows of Resource Electronics are also shown separately as discontinued operations.

   Net sales of Resource Electronics for the three months ended October 31, 1999 and 1998 were $16,555,000 and $16,441,000, respectively. Net sales of Resource Electronics for the six months ended October 31, 1999 and 1998 were $32,493,000 and $33,446,000, respectively. These amounts are not included in net sales in the accompanying Consolidated Statements of Income.

   As shown on the accompanying Consolidated Statements of Income, amounts relating to discontinued operations are as follows (in thousands except per share amounts):



                                    Three Months Ended      Six Months Ended
                                        October 31,            October 31,
                                    ------------------     ------------------
                                      1999       1998        1999       1998
                                    -------    -------     -------    -------

   Loss from Discontinued
     Operations before taxes        $(1,043)   $  (127)    $(1,252)   $  (169)
   Income Taxes                         361          4         393         82
                                    -------    -------     -------    -------
   Loss from Discontinued
     Operations                     $  (682)   $  (123)    $  (859)   $   (87)
                                    =======    =======     =======    =======


   Loss on Disposition of
     Discontinued Operations
     before taxes                   $(5,091)         -     $(5,091)         -
   Income Taxes                       1,782          -       1,782          -
                                    -------    -------     -------    -------
   Loss on Disposition of
     Discontinued Operations        $(3,309)   $     -     $(3,309)   $     -
                                    =======    =======     =======    =======



   Per share - basic and diluted
     Loss from Discontinued
       Operations                   $ (0.13)   $ (0.02)    $ (0.16)   $ (0.01)

      Loss on Disposition of
        Discontinued Operations     $ (0.61)         -     $ (0.61)         -
                                    -------    -------     -------    -------
   Total from Discontinued
     Operations                     $ (0.74)   $ (0.02)    $ (0.77)   $ (0.01)
                                    =======    =======     =======    =======

   Net assets to be disposed of, at their expected net realizable values, have been separately classified in the accompanying Consolidated Balance Sheets at April 30, 1999. These primarily consist of accounts receivable, inventories, and fixed assets. The April 30, 1999 consolidated financial statements and footnotes have been restated to conform with the current year's presentation.

   3.  Inventories
       -----------

   Inventories consisted of the following (in thousands of dollars):

                                    October 31,     April 30,
                                       1999           1999
                                     --------       --------
        Raw Materials                $ 13,766       $ 13,772
        Finished Goods                 73,908         78,901
        Sales Supplies                  1,483          1,518
                                     --------       --------
                                     $ 89,157       $ 94,191
                                     ========       ========



   4.  Earnings Per Share
       ------------------

   Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only potential common stock equivalents and are considered in the diluted earnings per share calculations if dilutive. For the three and six month periods ended October 31, 1999, all options (totaling 305,379) were excluded as their effect would have been antidilutive. For the three month period ended October 31, 1998, options totaling 77,324 were excluded as their effect would have been antidilutive. For the six month period ended October 31, 1998, all options were included as their effect was dilutive for that period.

   5.  Comprehensive Income
       --------------------

   The components of comprehensive income, net of related tax, for the three-month and six-month periods ended October 31, 1999 and 1998 are as follows (in thousands):


                                    Three Months Ended     Six Months Ended
                                       October 31,           October 31,
                                   ------------------     ------------------
                                     1999       1998        1999       1998
                                   -------    -------     -------    -------

      Net income                   $ 3,916    $ 6,311     $10,177    $12,797
      Unrealized gain (loss)
        on available-for-sale
        securities                      (2)         6           6       (105)
      Foreign currency
        translation
        adjustment                     (84)    (1,953)     (2,831)    (1,864)
                                   -------    -------     -------    -------

      Comprehensive income         $ 3,830    $ 4,364     $ 7,352    $10,828
                                   =======    =======     =======    =======


   The components of accumulated other comprehensive loss, net of related tax, at October 31, 1999 and April 30, 1999, are as follows (in thousands):

                                             October 31,     April 30,
                                                1999           1999
                                             --------        --------

      Unrealized gain on available-
        for-sale securities                   $    19        $     13
      Foreign currency translation
        adjustment                            (39,123)        (36,292)
                                             --------        --------
      Accumulated other
         comprehensive loss                  $(39,104)       $(36,279)
                                             ========        ========

   6.  Segment Information
       -------------------

   At April 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changed the way the Company externally reports information about its operating segments. The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has five segments: Chemical Specialties, Plumbing Products Group, Partsmaster Group, Landmark Direct Group, and Other Product Lines. The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for individual segments, administrative expenses incurred at the Company's corporate headquarters that are common to more than one segment are allocated on a usage basis. Note that the previous year-end disclosures included the Resource Electronics segment, which is now included in discontinued operations.

   The following tables present a summary of the Company's segments for the three-month and six-month periods ended October 31, 1999 and 1998:


                                         Net Sales              Net Sales
                                    ------------------     -------------------
                                    Three Months Ended      Six Months Ended
                                       October 31,             October 31,
                                    -------------------    -------------------
                                      1999       1998        1999       1998
                                    --------   --------    --------   --------
   Chemical Specialties             $ 99,805   $101,172    $205,199   $211,313
   Plumbing Products Group            29,879     29,923      60,658     58,958
   Partsmaster Group                  20,360     19,558      42,183     40,176
   Landmark Direct Group              10,791      8,161      19,624     15,912
   Other Product Lines                20,448     15,897      37,915     30,203
                                    --------   --------    --------   --------
   Net Sales                        $181,283   $174,711    $365,579   $356,562
                                    ========   ========    ========   ========

                                      Operating Profit       Operating Profit
                                    -------------------    -------------------
                                    Three Months Ended       Six Months Ended
                                        October 31,            October 31,
                                    -------------------    -------------------
                                      1999       1998        1999       1998
                                    --------   --------    --------   --------
   Chemical Specialties              $ 7,397    $ 8,317     $14,320    $17,954
   Plumbing Products Group             2,148      1,122       4,298      1,552
   Partsmaster Group                   2,377      2,130       4,380      3,905
   Landmark Direct Group               1,044        848         983      1,099
   Other Product Lines                 2,036      1,918       4,356      2,369
                                    --------   --------    --------   --------
   Total segment operating profit    $15,002    $14,335     $28,337    $26,879
                                    --------   --------    --------   --------

   Unallocated Corporate expenses       (726)      (648)     (1,619)    (1,269)
   Revaluation of foreign currencies     (98)    (1,016)       (903)    (1,427)
   Interest Income                       305        334         558      1,073
   Interest Expense                     (941)    (1,316)     (2,002)    (2,176)
                                    --------   --------    --------   --------
   Income from Continuing
     Operations before
     Income Taxes                    $13,542    $11,689     $24,371    $23,080
                                    ========   ========    ========   ========




   7.  Supplemental Cash Flow Information
       ----------------------------------

   Cash payments for interest for the six months ended October 31, 1999 and 1998, were approximately $421,000 and $1,790,000, respectively. Cash payments for income taxes were approximately $10,770,000 and $12,110,000 for the same periods, respectively.

                       NCH CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



   Liquidity and Capital Resources
   -------------------------------

        In the six months ended October 31, 1999, working capital
   increased to $207.0 million from $182.3 million at April 30, 1999, and the current ratio was 3.1 to 1 at October 31, 1999, compared to
   2.7 to 1 at April 30, 1999. The total of cash, cash equivalents and marketable securities increased by $17.2 million in the first six months to $40.2 million at October 31, 1999, as shown on the
   Consolidated Balance Sheets.  Net cash flows from operating activities of
   continuing operations totaled $28.2 million.   Additional cash was
   provided by the borrowing of cash surrender values of company-owned life insurance policies on key employees of $1.1 million. Principal uses of cash consisted of net capital expenditures of $3.9 million, payment of dividends of $3.8 million, and net purchases of marketable securities of $2.8 million. During the year, the Company purchased the assets of two small businesses for $1.3 million.
   Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

        The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at August 31, 1999, compared to February 28, 1999. This is reflected by the foreign currency translation component of accumulated other comprehensive loss, which changed from a $36.3 million reduction of stockholders' equity at April 30, 1999, to a $39.1 million reduction of stockholders' equity at October 31, 1999.

        Excluding the receivable relating to the sale of the net assets of Resource Electronics Inc., accounts receivable decreased by $6.8 million in the six months ended October 31, 1999 and inventories decreased by $5.0 million in the six months ended October 31, 1999, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first six months was to decrease the reported U.S. dollar values of both assets and liabilities. The change in accounts receivable shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable (net of provisions for losses) decreasing by $4.2 million for the six month period. The decrease in accounts receivable was primarily in the Company's international subsidiaries due to a 9% sales decrease in the current quarter compared to the fourth quarter of last year.
   The Consolidated Statements of Cash Flows shows inventories decreasing by $4.5 million during the six months ended October 31, 1999, exclusive of the effect of exchange rates. The decrease in inventory was primarily in the Company's domestic operation, due to a focused management effort to reduce on-hand inventory of plumbing products.

        Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities decreased by $2.2 million when measured exclusive of the effect of exchange rate changes, but decreased by $6.9 million as reported on the Consolidated Balance Sheets. This decrease was a result of the timing of payments associated with normal business activity, and the result of exchange rate deviations from the end of the previous year to the end of the first six months was to decrease the reported U.S. dollar values of both assets and liabilities.

        Net expenditures for property, plant and equipment amounted to $3.9 million for the six months ended October 31, 1999, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment.

        Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, exclusive of the effect of exchange rate changes, decreased slightly during the six months ended October 31, 1999. The decrease was due primarily to the repayment of short-term loans in the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was slightly affected by currency translation, and shows a decrease of $.2 million.

        The directors of the Company declared a regular quarterly dividend of $.35 per share on September 15, 1999, payable December 15, 1999, to shareholders of record December 1, 1999. Cash dividends paid during the first six months of the fiscal year amounted to $3.8 million.

        During the prior fiscal year, the Company repurchased a total of 1,769,387 shares (of which 1,551,015 were repurchased during the first six months of the prior fiscal year) of NCH Common Stock for an aggregate price of $106.0 million.

        In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks which expires in August 2002, and is available for acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly, at the Company's option of the Eurodollar rate plus 0.6%, or the federal funds rate plus 0.5% (which will not exceed the bank's prime rate). The credit facility is governed by certain financial covenants, including minimum tangible net worth and a maximum leverage ratio. At October 31, 1999, the Company had not borrowed any amount under this credit facility.


   Year 2000 Compliance
   --------------------

        The Company uses and relies on a wide variety of information technologies, computer systems and scientific equipment containing computer-related components. The Company has addressed the potential exposures related to the Year 2000 Issue on its operations for the fiscal year 2000 and beyond. A review of key financial, informational and operational systems has been completed. Implementation and testing of necessary modifications to these key computer systems and equipment to ensure that they are Year 2000 compliant has been completed. The Company believes that with these completed modifications, and contingency plans discussed below, the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that these modifications will prevent a material adverse effect on the Company's business, financial condition or results of operations. The financial impact of any such material adverse effect cannot be estimated at this time. The Company has contingency plans to deal with major Year 2000 failures, and such plans are constantly being monitored and will be revised as necessary.

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

        The total cost of systems assessments and modifications related to the Year 2000 Issue is funded through operating cash flows and has not been material to date. The Company is expensing these costs as incurred. The financial impact of making the required systems changes is currently expected to be less than $2.0 million, almost all of which has been incurred by October 31, 1999. The actual financial impact could, however, exceed this estimate.

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


   Operating Results
   -----------------

   Second Quarter Comparison - Prior Year

        Net sales from Continuing Operations for the second quarter of fiscal 2000 increased 4% to $181.3 million as compared with $174.7 million in the same quarter of the last fiscal year. Domestically, net sales in the second quarter of the current year increased 9% over the same period in the prior year. International net sales, measured on a local currency basis, and also in U.S. dollars, decreased 4% compared to the second quarter of the prior year. Net sales for the Chemical Specialties Group decreased $1.4 million, or 1% from the second quarter of the prior year, due to lower international sales, partially offset by higher domestic sales. Net sales for the Plumbing Products Group decreased slightly compared to the prior year's second quarter, due to lower international sales. Partsmaster Group's net sales increased $.8 million, or 4% as compared to the same quarter last year due to increased domestic sales. Net sales for the Landmark
   Direct Group increased $2.6 million, or 32%, from the prior year's second quarter, due to increased sales of first aid supplies. Net sales for Other Product Lines increased $4.6 million, or 29% over the second quarter of last year, primarily due to increased sales of satellite broadcasting receivers and related products and increased sales of pet products.

        Operating expenses as a percent of net sales were 92.1% in the current quarter compared to 92.2% in the second quarter of the prior year. Consolidated operating income before other expenses and income taxes was 7.9% of net sales for the quarter ended October 31, 1999, compared to 7.8% of net sales for the quarter ended October 31, 1998. Operating profit for the Chemical Specialties Group decreased $.9 million, or 11% from the second quarter of last year due to lower international sales and higher international marketing expenses. Operating profit for the Plumbing Products Group increased $1.0 million due to lower operating expenses and reduced losses in the Canadian operation.
   Operating profit increased $.2 million, or 12% for the Partsmaster
   Group over the second quarter of last year due to increased sales and higher domestic margins. The Landmark Direct Group had a $.2 million increase in operating profit as compared to the second quarter of last year due to increased sales as discussed above.
   Operating profit for Other Product Lines increased slightly as compared to last year's second quarter.

        In the quarter ended October 31, 1999, interest expense was $.9 million compared to $1.3 million in the same quarter of the prior year. Interest income was $.3 million in both the quarter ended October 31, 1999 and 1998. Revaluation of foreign currencies resulted in a loss of $.1 million in the second quarter of the current year compared to a loss of $1.0 million in the same period last year.

        Provision for income taxes was 41.6% of income from continuing operations before income taxes in the second quarter of the current year compared to 45.0% of income from continuing operations before income taxes in the prior year. This decrease is due to variations in individual country income levels and tax rates in the international subsidiaries. Income from continuing operations was 4.4% of net sales for the quarter ended October 31, 1999, compared to 3.7% of net sales in the quarter ended October 31, 1998.

        The sale of the net assets of Resource Electronics Inc. resulted in a loss on disposition of discontinued operations of $3.3 million (net of income taxes of $1.8 million) in the current quarter. The operating loss, net of income taxes, for discontinued operations was $.7 million in the current quarter as compared to $.1 million for the same period last year.

        Total net income, including the results of discontinued operations, was 2.2% of net sales for the current quarter as compared to 3.6% for the second quarter of last year.

   Second Quarter Comparison - Preceding Quarter

        Net sales from Continuing Operations of $181.3 million for the second quarter of fiscal 2000 were 2% lower than the $184.3 million net sales for the first quarter. International net sales were 12% lower when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes, while domestic net sales were 6% higher than the previous quarter. Net sales for the Chemical Specialties Group decreased $5.6 million, or 5% from the first quarter due to lower international sales, partially offset by higher domestic sales. Net sales for the Plumbing Products Group decreased $1.0 million, or 3% from the prior quarter due to lower international sales. Partsmaster Group's net sales decreased $1.5 million, or 7% as compared to the first quarter due to lower international sales. Net sales for the Landmark Direct Group increased $2.0 million, or 22% from the first quarter due to increased sales of first aid supplies. Net sales for Other Product
   Lines increased $3.0 million, primarily due to increased sales of satellite broadcasting receivers and related products and increased sales of pet products.

        Operating expenses were 92.1% of net sales in the current quarter compared to 93.2% in the first quarter. Consolidated operating income before other expenses and income taxes was 7.9% of net sales for the quarter ended October 31, 1999, compared to 6.8% of net sales for the quarter ended July 31, 1999. Operating profit for the Chemical Specialties Group decreased $.5 million, or 7% from the first quarter due to lower international sales and higher international marketing expenses. Operating profit for the Plumbing Products Group was relatively constant as compared to the prior quarter. Operating profit increased $.4 million, or 19%, for the Partsmaster Group over the first quarter due to increased domestic sales and higher domestic margins. The Landmark Direct Group had a $1.1 million increase in operating profit as compared to the first quarter due to increased sales as discussed above. Operating profit for other Product Lines decreased slightly as compared to the first quarter.

        Interest expense amounted to $.9 million in the three months ended October 31, 1999, compared to $1.1 million in the three months ended July 31, 1999. Interest income was $.3 million for both the first and second quarters of this year. The revaluation of foreign currencies resulted in a loss of $.1 million in current quarter compared to a loss of $.8 million in the previous quarter.

        Provision for income taxes amounted to 41.6% of income from continuing operations before income taxes in the quarter ended October 31, 1999, compared to 40.5% of income from continuing operations before income taxes in the quarter ended July 31, 1999. Income from continuing operations was 4.4% of net sales for the quarter ended October 31, 1999, compared to 3.5% of net sales for the quarter ended July 31, 1999.

        The sale of the net assets of Resource Electronics Inc. resulted in a loss on disposition of discontinued operations of $3.3 million as discussed earlier. The operating loss, net of income taxes, for discontinued operations was $.7 million for the second quarter of the current year as compared to $.2 million for the first quarter.

        Total net income, including the results of discontinued operations, was 2.2% of net sales for the three months ended October 31, 1999, as compared to 3.4% for the three months ended July 31, 1999.


   Six Months Comparison - Prior Year

        Net sales from Continuing Operations for the six months ended October 31, 1999, increased 3% to $365.6 million as compared with $356.6 million for the first six months of the last fiscal year. Domestically, net sales increased 8% in the six months compared to a year ago. International net sales were negatively affected by changes in currency translation rates and decreased 5% as reported in U.S. dollars. When measured on a local country currency basis, international net sales decreased approximately 3%. Net sales for the Chemical Specialties Group decreased $6.1 million, or 3%, from the six month period ended October 31, 1998, due to lower sales in the international operation and to the effect of currency translation rates. Net sales for the Plumbing Products Group increased $1.7 million, or 3%, as compared to the prior year six-month period due to higher domestic sales to major hardware retailers. Partsmaster Group's net sales increased $2.0 million, or 5%, over the first six months of the prior year due to higher domestic sales. Net sales for the Landmark Direct Group increased
   $3.7 million, or 23%, from the same period of the prior year due to increased sales of first aid supplies. Net sales for Other Product
   Lines increased $7.7 million, or 26% over the six months ended
   October 31, 1998, primarily due to increased sales of satellite broadcasting receivers and related products and increased sales of pet products.

        Operating expenses as a percent of net sales decreased in the six months this year to 92.7% of net sales compared to 92.8% for the six month period ended October 31, 1998. Consolidated operating income in the six months this year increased to 7.3% of net sales from 7.2% of net sales in the six month period ended October 31, 1998. Operating profit for the Chemical Specialties Group decreased $3.6 million, or 20% from the six month period ended October 31, 1998 due to higher international marketing expenses and lower international sales. Operating profit for the Plumbing Products Group increased $2.7 million as compared to the same period of last year due to lower operating expenses and reduced losses in the Canadian operation. Operating profit increased $.5 million, or 12% for the Partsmaster Group over the first six months of the prior year due to increased sales and higher domestic margins. Operating profit for the Landmark Direct Group decreased $.1 million, or 11% as compared to the six months ended October 31, 1998, due to higher marketing costs. Operating profit for Other Product lines increased $2.0 million due to increased revenue related to increased sales of satellite broadcasting receivers and related products and increased sales of pet products.

        Interest expense was $2.0 million in the six months ended October 31, 1999, compared to $2.2 million in the first six months of the prior year. Interest income was $.6 million in the six months this year compared to $1.1 million for the six month period ended October 31, 1998. Revaluation of foreign currencies resulted in a loss of $.9 million in the first six months of the current year compared to a loss of $1.4 million in the same period of the prior year.

        Provision for income taxes was 41.1% of income from continuing operations before income taxes in the first six months of the current year compared to 44.2% of income from continuing operations before income taxes in the prior year. This decrease is due to variations in individual country income levels and tax rates in the international subsidiaries. Income from continuing operations was 3.9% of net sales for the six months ended October 31, 1999 compared to 3.6% of net sales for the six months ended October 31, 1998.

        The sale of the net assets of Resource Electronics Inc. resulted in a loss on disposition of discontinued operations of $3.3 million as discussed earlier. The operating loss, net of income taxes, for discontinued operations was $.9 million for the first six months of the current year as compared to $.1 million for the same period last year.

        Total net income, including the results of discontinued operations, was 2.8% of net sales for the six months ended October 31, 1999, as compared to 3.6% for the six months ended October 31, 1998.

   Forward-Looking Information

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

                       PART II.  OTHER INFORMATION




   Item 6.  Exhibits and Reports on Form 8-K

   (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three or six months ended October 31, 1999. The exhibit filed as a part of this report is listed below.

                Exhibit No.         Description

                  10.1.4 Asset Purchase Agreement by and among Carlton-Bates Company, NCH
                                    Corporation and Resource Electronics,
                                    Inc. dated as of October 29, 1999






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




   Date   December 15, 1999                      /s/ Tom Hetzer
          -----------------                      --------------
                                                 Tom Hetzer
                                                 Vice President - Finance
                                                 (Principal Accounting Officer)