Form 10-Q
period 2000-01-31
NCH CORP
filed 2000-03-14
CIK 69960

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2000          Commission file number 1-5838

                                 NCH CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                 75-0457200
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


           P.O. Box 152170
      2727 Chemsearch Boulevard
            Irving, Texas                                 75015
(Address of principal executive offices)               (Zip Code)


   Registrant's telephone number, including area code: (972) 438-0211



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

                                                      Total Shares
                                                     Outstanding at
                Class                                March 13, 2000
     --------------------------                      --------------
     Common Stock, $1 Par Value                         5,408,287

                                 NCH CORPORATION

                                      INDEX

                                                                  Page No.

Part I.           Financial Information:

          Consolidated Balance Sheets --
            January 31, 2000 and April 30, 1999                       3

          Consolidated Statements of Income --
            Three Months and Nine Months Ended
            January 31, 2000 and 1999                                 4

          Consolidated Statements of Cash Flows --
            Nine Months Ended January 31, 2000 and 1999               5

          Notes to Consolidated Financial Statements               6 - 11

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations         12 - 23


Part II.       Other Information                                     24



                        NCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In Thousands Except Share and Per Share Data)

                                                     January 31,    April 30,
                                                       2000           1999
                                                    -----------    -----------
                                                     (Unaudited)

Assets

Current Assets

    Cash and cash equivalents                         $ 38,092       $ 19,814
    Marketable securities                               22,200          3,187
    Accounts receivable, net                           134,940        139,124
    Inventories                                         89,460         94,191
    Prepaid expenses                                     7,992          9,493
    Deferred income taxes                               17,397         21,454
                                                    -----------    -----------
       Total Current Assets                            310,081        287,263
                                                    -----------    -----------

Property, Plant and Equipment                          191,833        192,927
    Accumulated depreciation                           119,388        116,678
                                                    -----------    -----------
                                                        72,445         76,249
                                                    -----------    -----------

Deferred Income Taxes                                   32,371         31,454
                                                    -----------    -----------

Other                                                   19,072         16,040
                                                    -----------    -----------

Net assets of discontinued operations                        -         19,597
                                                    -----------    -----------

       Total                                         $ 433,969      $ 430,603
                                                    ===========    ===========

Liabilities and Stockholders' Equity

Current Liabilities

    Notes payable to banks                             $ 4,889        $ 5,318
    Current maturities of long-term debt                   248            278
    Accounts payable                                    44,356         44,376
    Accrued expenses                                    30,827         29,128
    Income taxes payable                                13,443         23,930
    Dividends payable                                        -          1,893
                                                    -----------    -----------
       Total Current Liabilities                        93,763        104,923
                                                    -----------    -----------

Long-term Debt, less current maturities                    887          1,104
                                                   -----------    -----------

Retirement and Deferred Compensation Plans             118,709        115,162
                                                    -----------    -----------

Stockholders' Equity

    Common stock, par value $1 per share,
       authorized 20,000,000 shares.
       Issued 11,759,304 shares                         11,769         11,769
    Additional paid-in capital                          12,724         12,714
    Retained earnings                                  506,754        491,685
    Accumulated other comprehensive loss               (40,162)       (36,279)
                                                    -----------    -----------
                                                       491,085        479,889
    Less treasury stock
      (6,361,016 and 6,361,010 shares)                 270,475        270,475
                                                    -----------    -----------

                                                       220,610        209,414
                                                    -----------    -----------

       Total                                         $ 433,969      $ 430,603
                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statement of Income
                    (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                       Three Months Ended        Nine Months Ended
                                           January 31,              January 31,
                                      --------------------     ---------------------
                                        2000        1999          2000        1999
                                      ---------  ---------     ---------   ---------

Net Sales                              $183,252   $184,866      $548,831    $541,428
                                      ---------  ---------     ---------   ---------
Operating Expenses
    Cost of sales, including
       warehousing and commissions       98,248     96,488       292,582     285,153
    Marketing and administrative
       expenses                          70,376     75,266       214,903     217,553
                                       --------  ---------     ---------   ---------
                                        168,624    171,754       507,485     502,706
                                       --------  ---------     ---------   ---------
Operating Income                         14,628     13,112        41,346      38,722
Other Expenses
    Revaluation of foreign currencies      (893)       249        (1,796)     (1,178)
    Interest income                         769        693         1,327       1,766
    Interest expense                     (1,230)    (1,478)       (3,232)     (3,654)
                                       --------  ---------     ---------   ---------
Income from Continuing Operations
    before Income Taxes                  13,274     12,576        37,645      35,656
Provision for Income Taxes                4,596      5,479        14,622      15,675
                                       --------  ---------     ---------   ---------
Income from Continuing Operations         8,678      7,097        23,023      19,981
                                       --------  ---------     ---------   ---------
Discontinued Operations:
Loss from Discontinued Operations,
    net of income taxes                      -       (940)         (859)     (1,027)
Loss on Disposition of Discontinued
    Operations, net of income tax
     of $1,782                               -          -        (3,309)          -
                                       --------  ---------     ---------   ---------
Net Income                              $ 8,678    $ 6,157      $ 18,855    $ 18,954
                                       ========  =========     =========   =========

Weighted Average Number of Shares
    Outstanding
       Basic                              5,408      5,595         5,408       5,784
                                       ========  =========     =========   =========
       Diluted                            5,408      5,616         5,416       5,813
                                       ========  =========     =========   =========

Earnings Per Share from Continuing
    Operations
       Basic                             $ 1.60     $ 1.27        $ 4.26      $ 3.45
                                       ========  =========     =========   =========
       Diluted                           $ 1.60     $ 1.26        $ 4.25      $ 3.44
                                       ========  =========     =========   =========

Total Earnings Per Share
       Basic                             $ 1.60     $ 1.10        $ 3.49      $ 3.28
                                       ========  =========     =========   =========
       Diluted                           $ 1.60     $ 1.10        $ 3.48      $ 3.26
                                       ========  =========     =========   =========

Cash Dividend Paid Per Share             $ 0.35     $ 0.35        $ 1.05      $ 1.05
                                       ========  =========     =========   =========
Cash Dividend Declared Not Paid          $   -      $   -         $   -       $   -
                                       ========  =========     =========   =========

The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)
                                                          Nine Months Ended
                                                             January 31,
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------
Cash Flows from Operating Activities

    Income from Continuing Operations                    $23,023     $19,981
    Adjustments to reconcile Income from
        Continuing Operations to net cash
        provided by Continuing Operations:
      Depreciation and amortization                        9,950       9,915
      Provision for losses on accounts receivable          4,199       4,250
      Deferred income taxes                                3,283      (2,809)
      Retirement and deferred compensation plans           3,651       5,903
      Other noncash items                                     70        (317)
      Changes in assets and liabilities, excluding
       net assets acquired in the purchase
       of businesses:
         Accounts receivable                              (3,519)     (9,203)
         Inventories                                       3,760      (1,069)
         Prepaid expenses                                  1,242        (771)
         Accounts payable, accrued expenses and
           income taxes payable                           (2,904)      5,634
         Other noncurrent assets                          (1,230)       (584)
                                                        ---------   ---------
    Net cash provided by Continuing Operations            41,525      30,930
                                                        ---------   ---------
    Cash flow from Discontinued Operations                  (865)         89
                                                        ---------   ---------
    Net cash provided by operating activities             40,660      31,019
                                                        ---------   ---------

Cash Flows from Investing Activities

    Sales of property, plant and equipment                 1,038         660
    Purchases of property, plant and equipment            (6,520)    (10,499)
    Redemptions of marketable securities                   3,985     103,224
    Purchases of marketable securities                   (22,751)     (5,932)
    Acquisitions of businesses                            (2,027)     (1,843)
    Sale of discontinued operations                       12,697           -
    Other                                                 (1,005)     (1,005)
                                                        ---------   ---------
    Net cash provided (used) in investing activities     (14,583)     84,605
                                                        ---------   ---------

Cash Flows from Financing Activities

    Proceeds from notes payable                            2,435       3,754
    Payments of notes payable                             (2,519)     (3,979)
    Additional long term debt                                  5           -
    Payments of long term debt                              (244)       (243)
    Borrowing of cash surrender values                       826       2,023
    Surrender of insurance contracts                         317           -
    Payments of dividends                                 (5,679)     (5,882)
    Purchase of treasury stock                                 -     (97,203)
    Proceeds from exercise of stock options                    -       1,200
                                                        ---------   ---------
    Net cash used in financing activities                 (4,859)   (100,330)
                                                        ---------   ---------

Effect of Exchange Rate Changes on Cash
     and Cash Equivalents                                 (2,940)       (663)
                                                        ---------   ---------

Net Increase in Cash and Cash Equivalents                 18,278      14,631

Cash and Cash Equivalents at Beginning of Year            19,814      17,139
                                                        ---------   ---------

Cash and Cash Equivalents at End of Period               $38,092     $31,770
                                                        =========   =========

The accompanying notes are an integral part of these financial statements.

                        NCH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of January 31, 2000, the results of its operations for the three and nine months ended January 31, 2000 and 1999, and cash flows for the nine months then ended.

The accounting policies followed by NCH Corporation (the Company) are set forth in Note 1 to the Company's consolidated financial statements in the 1999 NCH Corporation Annual Report to Shareholders, which is included in Part II of Form 10-K.

The results of operations for the three and nine month periods ended January 31, 2000, are not necessarily indicative of the results to be expected for the full year.

2.  Discontinued Operations

On October 29, 1999, the Company signed an asset purchase agreement to sell substantially all the net assets of Resource Electronics Inc., a subsidiary of the Company, to Carlton-Bates Company. This sale was closed on November 11, 1999. The net assets and liabilities that were transferred consisted primarily of accounts receivable, inventories, fixed assets, and accounts payable. The selling price for these net assets was $12,697,000 in cash and was received by the Company in November 1999.

Operating results and cash flows of Resource Electronics for the three and nine months ended January 31, 2000 and 1999, are shown separately in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows. The consolidated financial statements for prior periods have been restated and the financial position, operating results, and cash flows of Resource Electronics are also shown separately as discontinued operations.

Due to the sale of Resource Electronics in the second quarter of the current year, there were no net sales related to Resource Electronics in the current quarter. Net sales of Resource Electronics for the three months ended January 31, 1999 were $14,235,000. Net sales of Resource Electronics for the nine months ended January 31, 2000 and 1999 were $32,493,000 and $47,681,000, respectively.
These amounts are not included in net sales in the accompanying Consolidated Statements of Income.

As shown on the accompanying Consolidated Statements of Income, amounts relating to discontinued operations are as follows (in thousands except per share amounts):

                                      Three Months Ended        Nine Months Ended
                                         January 31,               January 31,
                                    -----------------------   -----------------------
                                       2000        1999         2000         1999
                                    ----------- -----------   ----------  -----------

Loss from Discontinued                    $  -    $(1,384)     $(1,252)     $(1,389)
    Operations before taxes
Income Taxes                                 -        444          393          362
                                     ----------- -----------   ----------  ----------
Loss from Discontinued
    Operations                            $  -      $(940)       $(859)     $(1,027)
                                    =========== ===========   ==========  ===========

Loss on Disposition of
    Discontinued Operations
    before taxes                          $  -        $  -     $(5,091)         $  -
Income Taxes                                 -           -       1,782             -
                                    ----------- -----------   ---------   -----------
Loss on Disposition of
    Discontinued Operations               $  -        $  -     $(3,309)         $  -
                                    =========== ===========   ==========  ===========

Per share - basic
    Loss from Discontinued
        Operations                        $  -    $ (0.17)     $ (0.16)     $ (0.17)
    Loss on Disposition of
        Discontinued Operations           $  -    $     -      $ (0.61)     $     -
                                    ----------- -----------   ----------  -----------
Total from Discontinued
    Operations                            $  -    $ (0.17)     $ (0.77)     $ (0.17)
                                    =========== ===========   ==========  ===========

Per share - diluted
    Loss from Discontinued
        Operations                        $  -    $ (0.16)     $ (0.16)     $ (0.18)
    Loss on Disposition of
        Discontinued Operations           $  -    $     -      $ (0.61)     $     -
                                    ----------- -----------   ----------  -----------
Total from Discontinued
    Operations                            $  -    $ (0.16)     $ (0.77)     $ (0.18)
                                    =========== ===========   ==========  ===========

Net assets to be disposed of, at their expected net realizable values, have been separately classified in the accompanying Consolidated Balance Sheet at April 30, 1999. These primarily consist of accounts receivable, inventories, and fixed assets. The April 30, 1999 consolidated financial statements and footnotes have been restated to conform with the current year's presentation.

3.  Inventories

Inventories consisted of the following (in thousands of dollars):

                                          January 31,       April 30,
                                             2000             1999
                                         ------------     ------------

          Raw Materials                      $14,179          $13,772
          Finished Goods                      73,712           78,901
          Sales Supplies                       1,569            1,518
                                         ------------     ------------

                                             $89,460          $94,191
                                         ============     ============


4.  Earnings Per Share

Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only potential common stock equivalents and are considered in the diluted earnings per share calculations if dilutive. For both the three and nine month periods ended January 31, 2000, options totaling 284,474 were excluded as their effect would have been antidilutive. For the three and nine month periods ended January 31, 1999, options totaling 99,423 and 76,978, respectively, were excluded as their effect would have been antidilutive.

5.  Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month and nine-month periods ended January 31, 2000 and 1999 are as follows (in thousands):

                                      Three Months Ended        Nine Months Ended
                                         January 31,               January 31,
                                    -----------------------   -----------------------
                                       2000        1999         2000         1999
                                    ----------- -----------   ----------  -----------
Net income                             $ 8,678     $ 6,157      $18,855      $18,954
Unrealized gain (loss)
  on avaliable-for-sale
  securities                               155           9          161          (96)
Foreign currency translation
     adjustment                         (1,213)      2,971       (4,044)       1,107
                                    ----------- -----------   ----------  -----------
Comprehensive income                   $ 7,620     $ 9,137      $14,972      $19,965
                                    =========== ===========   ==========  ===========


The components of accumulated other comprehensive loss, net of related tax, at January 31, 2000 and April 30, 1999, are as follows (in thousands):

                                            January 31,        April 30,
                                                2000             1999
                                            -------------     ------------
Unrealized gain (loss) on
     available-for-sale securities               $  174            $  13
Foreign currency translation
     adjustment                                 (40,336)         (36,292)
                                            -------------     ------------
Accumulated other
     comprehensive loss                        $(40,162)        $(36,279)
                                            =============     ============

6.  Segment Information

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

The following tables present a summary of the Company's segments for the three-month and nine-month periods ended January 31, 2000 and 1999:

                                       Net Sales                    Net Sales
                               --------------------------   --------------------------
                                  Three Months Ended            Nine Months Ended
                                      January 31,                  January 31,
                               --------------------------   --------------------------
                                  2000          1999           2000          1999
                               ------------  ------------   ------------  ------------
Chemical Specialties              $104,993      $113,278       $310,192      $324,591
Plumbing Products Group             29,318        29,035         89,976        87,993
Partsmaster Group                   22,604        22,359         64,787        62,535
Landmark Direct Group                7,678         6,021         27,302        21,933
Other Product Lines                 18,659        14,173         56,574        44,376
                               ------------  ------------   ------------  ------------

Net Sales                         $183,252      $184,866       $548,831      $541,428
                               ============  ============   ============  ============



                                         Operating Profit           Operating Profit
                                      ------------------------   -----------------------
                                        Three Months Ended         Nine Months Ended
                                            January 31,               January 31,
                                      ------------------------   -----------------------
                                         2000         1999         2000         1999
                                      ------------ -----------   ----------  -----------
Chemical Specialties                      $ 7,869     $ 8,613      $22,189      $26,567
Plumbing Products Group                     1,066         451        5,364        2,003
Partsmaster Group                           3,531       2,710        7,911        6,615
Landmark Direct Group                         385          44        1,368        1,143
Other Product Lines                         2,100       1,802        6,456        4,171
                                      ------------ -----------   ----------  -----------

Total segment operating profit            $14,951     $13,620      $43,288      $40,499

Unallocated Corporate expenses               (323)       (508)      (1,942)      (1,777)
Revaluation of foreign currencies            (893)        249       (1,796)      (1,178)
Interest income                               769         693        1,327        1,766
Interest expense                           (1,230)     (1,478)      (3,232)      (3,654)
                                      ------------ -----------   ----------  ------------
Income from Continuing Operations
   before Income Taxes                    $13,274     $12,576      $37,645      $35,656
                                      ============ ===========   ==========  ============

7.  Supplemental Cash Flow Information

Cash payments for interest for the nine months ended January 31, 2000 and 1999, were approximately $772,000 and $1,512,000, respectively. Cash payments for income taxes were approximately $18,547,000 and $16,007,000 for the same periods, respectively.

                        NCH CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

     In the nine months ended January 31, 2000, working capital increased to $216.3 million from $182.3 million at April 30, 1999, and the current ratio was
3.3 to 1 at January 31, 2000, compared to 2.7 to 1 at April 30, 1999. The total of cash, cash equivalents and marketable securities increased by $37.3 million in the first nine months to $60.3 million at January 31, 2000, as shown on the Consolidated Balance Sheets. Net cash flows from operating activities of continuing operations totaled $41.5 million. Additional cash was provided by the sale of discontinued operations of $12.7 million, and the borrowing of cash surrender values of company-owned life insurance policies on key employees of $.8 million. Principal uses of cash consisted of net purchases of marketable securities of $18.8 million, payment of dividends of $5.7 million, and net capital expenditures of $5.5 million. During the year, the Company purchased the assets of two small businesses for $2.0 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

     The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at November 30, 1999, compared to February 28, 1999. This is reflected by the foreign currency translation component of accumulated other comprehensive loss, which changed from a $36.3 million reduction of stockholders' equity at April 30, 1999, to a $40.3 million reduction of stockholders' equity at January 31, 2000.

     Accounts receivable decreased by $4.2 million in the nine months ended January 31, 2000 and inventories decreased by $4.7 million in the nine months ended January 31, 2000, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first nine months was to decrease the reported U.S. dollar values of these assets. The change in accounts receivable shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable (net of provisions for losses) decreasing by $.7 million for the nine month period. The decrease in accounts receivable, exclusive of the effect of exchange rates, was due to a 5% sales decrease in the international operations in the current quarter compared to the fourth quarter of last year. The Consolidated Statements of Cash Flows shows inventories decreasing by $3.8 million during the nine months ended January 31, 2000, exclusive of the effect of exchange rates. The decrease in inventory was due to the decreased demand in the current quarter as compared to the fourth quarter of last year, primarily in the European operations.

     Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities decreased by $2.9 million when measured exclusive of the effect of exchange rate changes, but decreased by $8.8 million as reported on the Consolidated Balance Sheets. This decrease was a result of the timing of payments associated with normal business activity, and the result of exchange rate deviations from the end of the previous year to the end of the first nine months was to decrease the reported U.S. dollar values of these assets.

     Net expenditures for property, plant and equipment amounted to $5.5 million for the nine months ended January 31, 2000, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment.

     Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, exclusive of the effect of exchange rate changes, decreased $.3 million during the nine months ended January 31, 2000. The decrease was due primarily to the repayment of short-term loans in the Company's European subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was slightly affected by currency translation, and shows a decrease of $.7 million.

      The directors of the Company declared a regular quarterly dividend of $.35 per share on February 2, 2000, payable March 15, 2000, to shareholders of record March 1, 2000. No dividends were declared during the current quarter, and it is expected that another dividend will be declared in the fourth quarter of the current year. Cash dividends paid during the first nine months of the fiscal year amounted to $5.7 million.

     During the prior fiscal year, the Company repurchased a total of 1,769,387 shares (of which 1,569,080 were repurchased during the first nine months of the prior fiscal year) of NCH Common Stock for an aggregate price of $106.0 million.

      In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks which expires in August 2002, and is available for acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly, at the Company's option of the Eurodollar rate plus 0.6%, or the federal funds rate plus 0.5% (which will not exceed the bank's prime rate). The credit facility is governed by certain financial covenants, including minimum tangible net worth and a maximum leverage ratio. At January 31, 2000, the Company had not borrowed any amount under this credit facility.

Year 2000 Compliance

      The Company uses and relies on a wide variety of information technologies, computer systems and scientific equipment containing computer-related components. The Company did not experience any business interruptions related to the Year 2000 Issue. The Company is continuing to monitor its computer systems and equipment and expects that the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations.

Euro Conversion

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

Operating Results

Third Quarter Comparison - Prior Year

     Net sales from Continuing Operations for the third quarter of fiscal 2000 decreased 1% to $183.3 million as compared with $184.9 million in the same quarter of the last fiscal year. Domestically, net sales in the third quarter of the current year increased 10% over the same period in the prior year. International net sales decreased 12% as reported in U.S. dollars and were negatively affected by changes in currency translation rates. International net sales, when measured on a local currency basis, decreased 5% compared to the third quarter of the prior year, due to continued difficult economic conditions primarily in the European operations. Net sales for the Chemical Specialties Group decreased $8.3 million, or 7% from the third quarter of the prior year, due to lower international sales, partially offset by higher domestic sales. Net sales for the Plumbing Products Group increased slightly compared to the prior year's third quarter, due to higher domestic sales, partially offset by lower international sales. Partsmaster Group's net sales increased slightly as compared to the same quarter last year due to increased domestic sales, partially offset by lower international sales. Net sales for the Landmark Direct Group increased $1.7 million, or 28%, from the prior year's third quarter, due to increased sales of medical and first aid supplies. Net sales for Other Product Lines increased $4.5 million, or 32% over the third quarter of last year, primarily due to increased sales of direct broadcast satellite equipment and pet products.

     Operating expenses as a percent of net sales were 92.0% in the current quarter compared to 92.9% in the third quarter of the prior year. Consolidated operating income before other expenses and income taxes was 8.0% of net sales for the quarter ended January 31, 2000, compared to 7.1% of net sales for the quarter ended January 31, 1999. Operating profit for the Chemical Specialties Group decreased $.7 million, or 9% from the third quarter of last year due to lower international sales. Operating profit for the Plumbing Products Group increased $.6 million due to reduced losses in the Canadian operation and cost saving strategies in domestic operations. Operating profit increased $.8 million, or 30% for the Partsmaster Group over the third quarter of last year due to higher domestic and international margins. The Landmark Direct Group had a $.3 million increase in operating profit as compared to the third quarter of last year due to increased sales as discussed above. Operating profit for Other Product Lines increased $.3 million due to increased pet product sales as compared to last year's third quarter.

     In the quarter ended January 31, 2000, interest expense was $1.2 million compared to $1.5 million in the same quarter of the prior year. Interest income was $.8 million in the quarter ended January 31, 2000 as compared to $.7 million in the quarter ended January 31, 1999. Revaluation of foreign currencies resulted in a loss of $.9 million in the third quarter of the current year compared to a gain of $.2 million in the same period last year.

     Provision for income taxes was 34.6% of income from continuing operations before income taxes in the third quarter of the current year compared to 43.6% of income from continuing operations before income taxes in the prior year. This decrease is due to variations in individual country income levels, tax rates in the international subsidiaries and to revisions of prior year estimated foreign tax credits of $0.6 million utilized when the Company filed its 1999 federal income tax return during the current quarter. Income from continuing operations was 4.7% of net sales for the quarter ended January 31, 2000, compared to 3.8% of net sales in the quarter ended January 31, 1999.

     The net assets of Resource Electronics Inc. were sold in the second quarter of the current year. For the quarter ended January 31, 1999, the operating loss, net of income taxes, for discontinued operations was $.9 million.

     As a result of the preceding information, net income, including the results of discontinued operations, was 4.7% of net sales for the current quarter as compared to 3.3% for the third quarter of last year.

Third Quarter Comparison - Preceding Quarter

     Net sales from Continuing Operations of $183.3 million for the third quarter of fiscal 2000 were 1% higher than the $181.3 million net sales for the second quarter. International net sales were 16% higher when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes, while domestic net sales were 8% lower than the previous quarter. Net sales for the Chemical Specialties Group increased $5.2 million, or 5% from the second quarter due to higher international sales, partially offset by lower domestic sales. Net sales for the Plumbing Products Group decreased $.6 million, or 2% from the prior quarter due to lower domestic sales. Partsmaster Group's net sales increased $2.2 million, or 11% as compared to the second quarter due to higher international sales. Net sales for the Landmark Direct Group decreased $3.1 million, or 29% from the second quarter due to seasonal fluctuations in sales of medical and first aid supplies. Net sales for Other Product Lines decreased $1.8 million, primarily due to decreased availability of direct broadcast satellite equipment, decreased sales of pet products, and decreased sales of apartment property products and services.

     Operating expenses were 92.0% of net sales in the current quarter compared to 92.1% in the second quarter. Consolidated operating income before other expenses and income taxes was 8.0% of net sales for the quarter ended January 31, 2000, compared to 7.9% of net sales for the quarter ended October 31, 1999. Operating profit for the Chemical Specialties Group increased $.5 million, or 6% from the second quarter due to higher international sales and lower international administrative expenses. Operating profit for the Plumbing Products Group decreased $1.1 million as compared to the prior quarter due to lower sales and higher operating expenses. Operating profit increased $1.2 million, or 49%, for the Partsmaster Group over the second quarter due to increased international sales and higher international and domestic margins. The Landmark Direct Group had a $.7 million decrease in operating profit as compared to the second quarter due to seasonal sales fluctuations mentioned above. Operating profit for other Product Lines increased slightly as compared to the second quarter.

     Interest expense amounted to $1.2 million in the three months ended January 31, 2000, compared to $.9 million in the three months ended October 31, 1999. Interest income was $.8 million for the current quarter as compared to $.3 million for the prior quarter of this year. The revaluation of foreign currencies resulted in a loss of $.9 million in current quarter compared to a loss of $.1 million in the previous quarter.

     Provision for income taxes amounted to 34.6% of income from continuing operations before income taxes in the quarter ended January 31, 2000, compared to 41.6% of income from continuing operations before income taxes in the quarter ended October 31, 1999. This decrease is due to variations in individual country income levels, tax rates in the international subsidiaries and to revisions of prior year estimated foreign tax credits of $0.6 million utilized when the Company filed its 1999 federal income tax return during the current quarter. Income from continuing operations was 4.7% of net sales for the quarter ended January 31, 2000, compared to 4.4% of net sales for the quarter ended October 31, 1999.

     The sale of the net assets of Resource Electronics Inc. resulted in a loss on disposition of discontinued operations of $3.3 million in the prior quarter, as previously discussed. The operating loss, net of income taxes, for discontinued operations was $.9 million for the prior quarter of the current year.

     As a result of the preceding information, net income, including the results of discontinued operations, was 4.7% of net sales for the three months ended January 31, 2000, as compared to 2.2% for the three months ended October 31, 1999.



Nine Months Comparison - Prior Year

     Net sales from Continuing Operations for the nine months ended January 31, 2000, increased 1% to $548.8 million as compared with $541.4 million for the first nine months of the last fiscal year. Domestically, net sales increased 9% in the nine months compared to a year ago. International net sales were negatively affected by changes in currency translation rates and decreased 7% as reported in U.S. dollars. When measured on a local country currency basis, international net sales decreased approximately 4%. Net sales for the Chemical Specialties Group decreased $14.4 million, or 4%, from the nine month period ended January 31, 1999, due to lower sales in the international operation and to the effect of currency translation rates. Net sales for the Plumbing Products Group increased $2.0 million, or 2%, as compared to the prior year nine-month period due to higher domestic sales to major hardware retailers, partially offset by lower international sales. Partsmaster Group's net sales increased $2.2 million, or 4%, over the first nine months of the prior year due to higher domestic sales. Net sales for the Landmark Direct Group increased $5.4 million, or 24%, from the same period of the prior year due to increased sales of medical equipment and first aid supplies. Net sales for Other Product Lines increased $12.2 million, or 27% over the nine months ended January 31, 1999, primarily due to increased sales of direct broadcast satellite equipment and increased sales of pet products.

     Operating expenses as a percent of net sales decreased in the nine months this year to 92.5% of net sales compared to 92.8% for the nine month period ended January 31, 1999. Consolidated operating income in the nine months this year increased to 7.5% of net sales from 7.2% of net sales in the nine month period ended January 31, 1999. Operating profit for the Chemical Specialties Group decreased $4.4 million, or 16% from the nine month period ended January 31, 1999 due to lower international sales. Operating profit for the Plumbing Products Group increased $3.4 million as compared to the same period of last year due to lower operating expenses and reduced losses in the Canadian operation. Operating profit increased $1.3 million, or 20% for the Partsmaster Group over the first nine months of the prior year due to increased sales and higher domestic margins. Operating profit for the Landmark Direct Group increased $.2 million, or 20% as compared to the nine months ended January 31, 1999, due to higher sales. Operating profit for Other Product lines increased $2.3 million due to increased revenue from sales of direct broadcast satellite equipment and increased sales of pet products.

     Interest expense was $3.2 million in the nine months ended January 31, 2000, compared to $3.7 million in the first nine months of the prior year. Interest income was $1.3 million in the nine months this year compared to $1.8 million for the nine month period ended January 31, 1999. Revaluation of foreign currencies resulted in a loss of $1.8 million in the first nine months of the current year compared to a loss of $1.2 million in the same period of the prior year.

     Provision for income taxes was 38.8% of income from continuing operations before income taxes in the first nine months of the current year compared to 44.0% of income from continuing operations before income taxes in the prior year. This decrease is due to variations in individual country income levels, tax rates in the international subsidiaries and to revisions of prior year estimated foreign tax credits of $0.6 million utilized when the Company filed its 1999 federal income tax return during the current quarter. Income from continuing operations was 4.2% of net sales for the nine months ended January 31, 2000 compared to 3.7% of net sales for the nine months ended January 31, 1999.

     The sale of the net assets of Resource Electronics Inc. resulted in a loss on disposition of discontinued operations of $3.3 million as discussed earlier. The operating loss, net of income taxes, for discontinued operations was $.9 million for the first nine months of the current year as compared to $1.0 million for the same period last year.

     As a result of the preceding information, net income, including the results of discontinued operations, was 3.4% of net sales for the nine months ended January 31, 2000, as compared to 3.5% for the nine months ended January 31, 1999.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three or nine months ended January 31, 2000.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   NCH Corporation
                                             -----------------------------
                                                    (Registrant)




Date     March 14, 2000                     /s/ Tom Hetzer
        ---------------                     --------------
                                            Tom Hetzer
                                            Vice President - Finance
                                            (Principal Accounting Officer)