Form 10-K
period 2000-04-30
NCH CORP
filed 2000-06-23
CIK 69960

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2000           Commission file number 1-5838
                          --------------                                  ------

                               NCH CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 75-0457200
---------------------------------------        ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

           P.O. Box 152170
      2727 Chemsearch Boulevard
            Irving, Texas                                 75015
----------------------------------------       ---------------------------------
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (972) 438-0211
                                                          --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
         Title of each class                        which registered
     --------------------------                 ------------------------
     Common Stock, $1 Par Value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None
                                                            ---------


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

                              Approximate Aggregate
                                 Market Value            Total Shares
                               of Shares Held by          Outstanding
          Class                 Non-affiliates         at June 20, 2000
          -----            ------------------------    ----------------
Common Stock, $1 Par Value       $ 86,512,000              5,350,723

*The   approximate   aggregate   market  value  of  the  common  stock  held  by
non-affiliates is based on the closing price of these shares on the New York Stock Exchange on June 20, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 2000 Annual Report to the Shareholders and definitive Proxy Statement relating to the Registrant's 2000 Annual Shareholders Meeting are incorporated by reference in Parts II and III of this Form 10-K.

                            DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                 Incorporated Document

                                          PART II

Item 5 - Market for the Registrant's                  Page  42  of  the  2000
Common Equity and Related Shareholder                 Annual Report.
Matters.

Item 6 - Selected Financial Data.                     Page  16  of  the   2000
                                                      Annual Report.

Item 7 - Management's Discussion and                  Pages  16-21 of the 2000
Analysis of Financial Condition and                   Annual Report.
Results of Operations.

Item 8 - Financial Statements and                     Pages  22-42 of the 2000
Supplementary Data.                                   Annual Report.


                                         PART III

Item 10 - Directors and Executive                     Pages 2-4 and 9-10 of the
Officers of the Registrant.                           Company's Proxy Statement
                                                      dated June 27, 2000,
                                                      in connection with its
                                                      Annual Meeting to be
                                                      held on July 27, 2000.

Item 11 - Executive Compensation.                     Pages    4-7    of   the
                                                      Company's Proxy
                                                      Statement   dated   June
                                                      27, 2000, in
                                                      connection    with   its
                                                      Annual Meeting to
                                                      be  held  on  July   27,
                                                      2000.

Item 12 - Security Ownership of Certain               Pages    9-10   of   the
Beneficial Owners and Management.                     Company's Proxy Statement
                                                      dated June 27, 2000, in
                                                      connection with its
                                                      Annual Meeting to be
                                                      held on July 27, 2000.

Item 13 - Certain Relationships and                   Pages 2-3 and 10 of the
Related Transactions.                                 Company's Proxy
                                                      Statement dated June
                                                      27,  2000,  in  connection
                                                      with its Annual Meeting to
                                                      be held on July 27, 2000.

                                     PART I



Item 1.  Business

      NCH Corporation, a Delaware corporation, and its subsidiaries (herein collectively referred to as the "Company" or "NCH" unless the context requires differently) markets an extensive line of maintenance, repair and supply products to customers throughout the world. NCH products include chemical specialties, fasteners, welding alloys, plumbing parts and direct broadcast satellite equipment. These products are marketed principally through the Company's own sales force. Since the Resource Electronics segment was sold during the current year, electronic components are no longer included in the Company's product offerings. There have been no other significant changes in the kind of products produced or marketed by the Company since the beginning of the last fiscal year, although individual products are continually added to and deleted from the product line. Sales are generally consistent throughout the year, with no significant seasonal fluctuations.

      Competitive conditions in the industry involved are severe and the Company believes that no one enterprise or group of enterprises has a dominant or preeminent position in the market. Further, the Company believes that no enterprise has a significant percentage of the market. No informative statement can be made as to the Company's rank in its industry. Not only do other concerns compete in the broad general range of maintenance, repair or supply products, but there are also many competitors who produce one or more products which compete with specific products sold by the Company. Competition in the industry is primarily on the basis of price, service and product performance. The Company's main emphasis is on service and product performance rather than price. Sales of Company products are not dependent upon a limited number of customers, and no particular customer accounts for more than 5% of net sales. However, in the Plumbing Products Group, major home building supply centers account for 30% of that segment's sales. Of the sales to home building supply centers, 63% represents one customer, which results in increased pricing pressure for the plumbing products. Also, the sales for the DBS Services Group are governed by an agreement with a major satellite service provider, and are dependent on the growth of the consumer direct-broadcast satellite market. The service provider can cancel its agreement with the DBS Services Group at any time, with 90 days notice. However, the Company has not received any indication that this agreement would be canceled in the near future.

      Qualified sales representatives are crucial to the Company's operations. In addition to industry competition, the Company competes with the entire business community for qualified sales representatives. This competition has been, and remains, severe. The Company has a required formal training program for its sales representatives consisting of in-house and field training. Based on the Company's experience in the last three years, turnover of new sales representatives in the first year is estimated to be 80%. The annual cost of recruiting and training sales representatives over the past three years has averaged approximately $36 million per year.

      Patents, franchises and concessions have not played an important role in the Company's business. Trademarks are extensively used on products, and are useful but not of paramount importance.

      As of the end of its last fiscal year the Company employed 9,330 persons. The Company employs 66 professional or technical persons on its laboratory staff ranging from Ph.D's to nongraduate chemical technicians. Although the laboratory staff spends time on research activities relating to the development of new products or services and the improvement of existing products or services, the staff is also engaged in quality control and customer service activities. Costs cannot be broken down between these various activities. The approximate amounts spent on laboratory operations in the years ended April 30, 2000, 1999 and 1998, were $5.1 million, $5.3 million and $5.5 million, respectively. All laboratory costs, including research and development, are expensed as incurred.

      Incorporated herein by reference is the footnote entitled "Segment and Geographic Information" of the Consolidated Financial Statements in the NCH Corporation Annual Report for the year ended April 30, 2000 (2000 Annual Report), filed as an exhibit to this report. NCH has six segments: Chemical Specialties, Plumbmaster Group, Partsmaster Group, Landmark Direct, DBS Services Group, and Other Product Lines.

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

      The products that the Company markets in each of its segments are readily available from numerous sources. The Company buys raw materials and finished products from a large number of suppliers, none of whom would materially impact the consolidated sales or earnings of the Company should they cease to be a source of supply. In some foreign countries, licensees manufacture specialty chemical products for marketing by the Company's subsidiaries.

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

      The Company owns and occupies a total of 17 office or office/warehouse combinations in 3 states and 6 foreign countries, located in Europe and Latin America, containing approximately 748,000 square feet.

      In addition, the Company leases additional warehouse space, manufacturing plants, and office space at various locations in the United States and abroad, none of which is material in relation to the Company's overall assets.

      The Company also owns seven parcels of undeveloped land in 5 states.

      During the last fiscal year the Company made investments, net of dispositions, of $7,702,000 ($8,807,000 gross) in property, plant and equipment.

      The plants and properties owned and operated by the Company are maintained in good condition and are believed to be suitable and adequate for the next several years.

Item 3.  Legal Proceedings

      Contingent Liabilities and Environmental Matters, appearing on page 35 of the 2000 Annual Report, is incorporated by reference herein.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

       Executive Officers of the Registrant

      The following are the executive officers of the Company as of June 1, 2000:

Name                          Office                                    Age
----                          ------                                    ---

Lester A. Levy                Chairman of the Board; Director           77

Milton P. Levy, Jr.           Chairman of the Executive Committee;
                              Director                                  74

Irvin L. Levy                 President; Director                       71

John I. Levy                  Executive Vice President                  38

Lester A. Levy, Jr.           Executive Vice President                  39

Robert M. Levy                Executive Vice President                  41

Walter M. Levy                Executive Vice President                  44

Joe Cleveland                 Vice President and Secretary              66

Tom Hetzer                    Vice President - Finance                  63

Glen Scivally                 Vice President and Treasurer              59

Messrs. Lester A. Levy, Milton P. Levy, Jr. and Irvin L. Levy are brothers. Messrs. Walter M. Levy and Lester A. Levy, Jr. are sons of Lester A. Levy. Messrs. Robert M. Levy and John I. Levy are sons of Irvin L. Levy. Messrs. Lester A. Levy, Jr., Walter M., Robert M, and John I. Levy were elected
Executive Vice Presidents of the Company effective May 1, 2000. Each has served in senior management capacities of NCH from between 14 to 20 years. Each of the remaining Company's executive officers has been an executive
officer  of  the   registrant  for  more  than  five  years  as  his  principal employment.

                                          PART II

Item 5. Market for the  Registrant's  Common  Equity and Related  Stockholder
        Matters

      Market and Dividend Information, appearing on page 42 of the 2000 Annual Report, is incorporated by reference herein.

Item 6.  Selected Financial Data

      Selected Financial Data, appearing on page 16 of the 2000 Annual Report, is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 16-21 of the 2000 Annual Report, is incorporated by reference herein.

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

      In addition, the Company maintains a portfolio of marketable securities, the majority of which are debt securities issued by U.S. Government agencies. As a result, the Company is exposed to market risk relating to interest rate movements; however, a hypothetical 10% adverse movement in interest rates would have no material impact on net income of the Company.

Item 8.  Financial Statements and Supplementary Data

      The Financial Statements and Supplementary Data, appearing on pages 22-42 of the 2000 Annual Report, is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information on directors of the registrant, found on pages 2-4 of the Company's Proxy Statement dated June 27, 2000, in connection with its Annual Meeting to be held July 27, 2000, is incorporated by reference herein.

      Information on executive officers of the registrant, found on pages 9-10 of the Company's Proxy Statement dated June 27, 2000, is incorporated by reference herein.

Item 11. Executive Compensation

      Information on executive compensation and transactions, found on pages 4-7 of the Company's Proxy Statement dated June 27, 2000, in connection with its Annual Meeting to be held July 27, 2000, is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information on security ownership of principal stockholders and management, found on pages 9-10 of the Company's Proxy Statement dated June 27, 2000, in connection with its Annual Meeting to be held on July 27, 2000, is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

      Information on certain relationships and related transactions, found on pages 2-3 and 10 of the Company's Proxy Statement dated June 27, 2000, in connection with its Annual Meeting to be held on July 27, 2000, is incorporated by reference herein.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report on pages 15-16. The information set forth on pages 15-16 of this report is incorporated by reference. The consolidated financial statements set forth on page 15 of this report are filed as part of this Form 10-K by incorporation by reference to pages 22-42 of the 2000 Annual Report.

(a) (3) and (c): Exhibits. For a list of the exhibits filed as a part of this report, see the Index to Exhibits on pages 19-20 of this report, which is incorporated by reference.


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 2000.

(d) Not applicable.

                                        SIGNATURES

The Issuer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NCH Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, and the State of Texas, on this 2nd day of June, 2000.

                                                NCH CORPORATION, Registrant

                                                By  /s/ Irvin L. Levy
                                                --------------------------
                                                Irvin L. Levy, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NCH Corporation and in the capacities and on the date indicated.

Signature                          Capacity at Registrant           Date
---------                          ----------------------           ----

      /s/Lester A. Levy            Chairman of the Board;           June 2, 2000
--------------------------         Director
    Lester A. Levy

    /s/Milton P. Levy, Jr.         Chairman of the Executive
--------------------------         Committee; Director              June 2, 2000
     Milton P. Levy, Jr.

        /s/Irvin L. Levy           President; Director
----------------------------       (Principal Executive Officer)    June 2, 2000
        Irvin L. Levy


        /s/Tom Hetzer              Vice President - Finance         June 2, 2000
-----------------------------      (Princial Accounting Officer)
         Tom Hetzer

  /s/Robert L. Blumenthal              Director                     June 2, 2000
-----------------------------
    Robert L. Blumenthal

       /s/Rawles Fulgham               Director                     June 2, 2000
-----------------------------
        Rawles Fulgham

      /s/Jerrold M. Trim               Director                     June 2, 2000
-----------------------------
       Jerrold M. Trim

  /s/Thomas B. Walker Jr.              Director                     June 2, 2000
-----------------------------
    Thomas B. Walker Jr.

                                 NCH CORPORATION
                            AND SUBSIDIARY COMPANIES


                                    FORM 10-K
                  ITEMS 8, 14(a)(1) and (2) and (a)(3) and (c)

              INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


      The following consolidated financial statements are filed as part of this Form 10-K by incorporation by reference to pages 22-42 of the 2000 Annual Report.

Consolidated Financial Statements:
   Statements  of Income,  Years Ended  April 30,  2000,  1999 and 1998
   Balance Sheets,  April 30, 2000 and 1999
   Statements of Cash Flows, Years Ended April 30, 2000, 1999 and 1998 Statements of Stockholders' Equity, Years Ended April 30, 2000, 1999 and 1998
Notes to Consolidated Financial Statements
Independent Auditors' Report
Selected Unaudited Quarterly Data, Years Ended April 30, 2000 and 1999

   The following consolidated financial statement schedule of the registrant and its subsidiaries is included in Item 14(a)(2):

                                                                        Page

Consolidated Financial Statement Schedule
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

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
NCH Corporation:

      Under date of May 31, 2000, we reported on the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 2000, as contained in the 2000 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

      In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  /s/  KPMG LLP
Dallas, Texas
May 31, 2000






                        NCH CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)




                                          Balance at        Charged to      Foreign           Deductions--        Balance
                                          Beginning         Costs and       Currency          Accounts           at End of
        Description                       of Period         Expenses      Translation         Written-Off         Period
--------------------------------         -----------        ----------    -----------         ------------       ---------
Reserves Deducted in the Balance
Sheet from Assets to Which They
Apply

Allowances for Doubtful Accounts

Year Ended April 30, 2000                   $17,016           $5,318       $  (1,162)             $5,072         $16,100
                                            =======           ======       =========              ======         =======

Year Ended April 30, 1999                   $15,331           $5,721       $    (126)             $3,910         $17,016
                                            =======           ======       =========              ======         =======

Year Ended April 30, 1998                   $15,330           $5,311       $    (770)             $4,540         $15,331
                                            =======           ======       =========              ======         =======



                                INDEX TO EXHIBITS

   Exhibit                                                      Sequentially
   Number                             Exhibit                   Numbered Page
   -------                            -------                   -------------

Exhibit  3.1 (1)           Restated Certificate of Incorporation

Exhibit  3.2 (1)           Bylaws, as amended

Exhibit 10.1 (1)  (3)      Form of 1980 Non-Qualified Stock Option
                           Plan, as amended

Exhibit 10.2 (7)           Credit Agreement among NCH Corporation
                           as Borrower, Chase Bank of Texas,
                           National Association, as Agent, and
                           the Lenders Named herein, dated
                           August 7, 1998

Exhibit 10.3 (7)           First Amendment to Credit Agreement
                           among NCH Corporation as Borrower,
                           Chase Bank of Texas, National Association, as Agent, dated May 28, 1999

Exhibit 10.4 (8)           Asset Purchase Agreement by and among
                           Carlton-Bates Company, NCH Corporation
                           and Resource Electronics, Inc. dated as of October 29, 1999

Exhibit 10.5 (1)  (3)      Form of Non-Qualified Stock Option
                           Agreement

Exhibit 10.6 (1)  (3)      Forms of Deferred Compensation
                           Agreements with Messrs. Irvin, Lester,
                           and Milton Levy

Exhibit 10.7 (3) (4)       Fourth   and   Fifth    Amendments    to   Deferred
                           Compensation Agreements with Messrs. Irvin, Lester, and Milton Levy

Exhibit 10.8 (3) (5)       Executive Committee Incentive Bonus Plan

Exhibit 10.9 (3) (6)       Fourth, Fifth and Sixth Amendments to Deferred
                           Compensation Agreements with Messrs. Irvin, Lester, and Milton Levy

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

(7) Incorporated herein by reference to the exhibit with the same exhibit number and designation in the Registrant's report on Form 10-K for the fiscal year ended April 30, 1999, filed with the Securities and Exchange Commission.

(8) Incorporated herein by reference to the exhibit with the same exhibit number and designation in the Registrant's report on Form 10-Q for the three and six months ended October 31, 1999, filed with the Securities and Exchange Commission.

                        NCH CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 13
                 ANNUAL REPORT FOR THE YEAR ENDED APRIL 30, 2000




Selected Financial Data

NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)

Years Ended April 30,

                                 2000          1999          1998          1997          1996
                              ---------      ---------     ---------     ---------     ---------

Net Sales                     $ 728,210      $ 723,225     $ 715,466     $ 704,464     $ 715,051

Income from
    Continuing Operations      $ 21,201       $ 25,532      $ 35,097      $ 34,421      $ 35,827

Earnings Per Share from
    Continuing Operations

    Basic                         $3.92          $4.47         $4.90         $4.70         $4.45
    Diluted                       $3.92          $4.46         $4.88         $4.69         $4.45

Current Ratio                  3.4 to 1       2.7 to 1      3.6 to 1      3.3 to 1      3.2 to 1

Total Assets                  $ 427,113      $ 430,603     $ 515,773     $ 493,563     $ 511,741

Long-Term Debt                 $ 12,049        $ 1,104       $ 1,400         $ 112          $ 49

Retirement and Deferred
    Compensation Plans        $ 115,344      $ 115,162     $ 111,088     $ 107,057      $ 99,915

Cash Dividends Declared
    Per Share                     $1.40          $1.40         $1.35         $2.20         $2.20

    Note:  Amounts for prior years have been restated as applicable to reflect the sale of Resource Electronics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Liquidity and Capital Resources

      In the fiscal year ended April 30, 2000, working capital increased to $212.9 million from $182.3 million at April 30, 1999. The current ratio was 3.4 to 1 at April 30, 2000, compared to 2.7 to 1 at April 30, 1999. The total of cash, cash equivalents and marketable securities increased by $29.6 million to $52.6 million at April 30, 2000. Net cash flow from operating activities of continuing operations totaled $41.2 million for fiscal 2000. Additional cash was provided by the sale of the net assets of Resource Electronics of $12.7 million. Principal uses of cash consisted of net purchases of marketable securities of $17.0 million, net capital expenditures of $7.7 million, and payment of dividends of $7.6 million. During the year, the Company purchased the assets of two small businesses for $2.0 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

      The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at February 29, 2000, compared to February 28, 1999. This is reflected by the foreign currency translation component of accumulated other comprehensive loss, which changed from a $36.3 million reduction of stockholders' equity at April 30, 1999, to a $42.5 million reduction of stockholders' equity at April 30, 2000.

      As reported on the Consolidated Balance Sheets, accounts receivable decreased by $5.3 million in the year ended April 30, 2000. The change in accounts receivable presented in the Consolidated Statements of Cash Flows excludes the effect of exchange rates on the reported asset values and shows that accounts receivable, net of the provision for losses, decreased by $.5 million compared to the end of the prior year. The decrease in accounts receivable was primarily due to decreased sales in certain of the Company's international operations during the current quarter.

      As reported on the Consolidated Balance Sheets, inventories decreased by $.7 million in the year ended April 30, 2000. Inventories decreased internationally due to lower international sales and domestically due to decreased inventory levels for the Plumbmaster Group. These decreases were partially offset by increased inventory levels domestically due to higher domestic sales in the current year and increases in product costs for the DBS
Services Group. The change in inventories presented in the Consolidated Statements of Cash Flows excludes the effect of exchange rates on the reported asset values and shows that inventories increased slightly in the same period.

      Accounts payable, accrued expenses and income taxes payable decreased by $24.3 million as reported on the Consolidated Balance Sheets. Income taxes payable decreased due to the net loss in the fourth quarter in the current year as compared to the prior year. Accrued expenses decreased due to decreased international marketing costs. Accounts payable decreased as a result of normal business activity associated with timing of payments.

      Net capital expenditures for property, plant and equipment were $7.7 million for the year ended April 30, 2000. These consisted of the installation and update of worldwide computer systems and normal additions of operating equipment. Capital expenditures for the upcoming year are not expected to vary significantly from the current year.

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

      Total indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, increased $17.3 million as reported on the Consolidated Balance Sheets. During the fourth quarter, an environmental insurance policy was purchased and funded by a note payable in a non-cash transaction. Of the $18.0 million in long-term debt, $16.9 is a note payable related to the environmental insurance policy, and $1.1 million is a note payable related to the purchase of a small domestic business in fiscal 1998. The $6.0 million of notes payable to banks consist of international subsidiary borrowings in local country currencies used primarily to finance working capital requirements.

      The retirement and deferred compensation plan liability on the Consolidated Balance Sheets represents compensation deferred by employees and accrued interest on such deferrals as well as accrued retirement benefits under non-qualified retirement plans. Deferred compensation is expensed as earned with a liability recorded for payment in future years.

      During fiscal year 2000, cash dividends paid amounted to $7.6 million ($1.40 per share) compared to $7.8 million in 1999 ($1.40 per share). On April 28, 2000, the directors of the Company declared a regular quarterly cash dividend of $.35 per share of Common Stock to be paid June 15, 2000, to shareholders of record June 1, 2000.

     During the fiscal year 1999, the Company repurchased a total of 1,769,387 shares of NCH Common Stock for an aggregate price of $106.0 million. During fiscal year 2000, the Company repurchased 71 shares for approximately three thousand dollars.

      In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks which expires in August 2002, and is available for acquisitions and general corporate purposes. During fiscal 2000, the Company did not borrow any funds under this credit facility.

Subsequent Event

      On May 9, 2000, the Company sold a parcel of surplus land for approximately $6.9 million. The transaction involved approximately 142 acres of undeveloped land in Coppell, Texas and will result in a pretax gain of $3.7 million ($2.4 million net of tax) in the quarter ending July 31, 2000.


Sales and Operating Income - Fiscal 2000 to Fiscal 1999


                                        Net Sales                  Operating Income
                                ------------------------       -------------------------
                                  Years Ended April 30,          Years Ended April 30,
                                ------------------------       -------------------------
                                  2000           1999            2000            1999
                                ---------      ---------       ---------       ---------

Chemical Specialties            $ 409,476      $ 426,717        $ 13,534        $ 33,283
Plumbmaster Group                 120,655        120,553           7,690           2,754
Partsmaster Group                  85,806         85,250          10,973           8,378
Landmark Direct                    35,081         28,281             519           1,193
DBS Services Group                 21,038         16,530           4,594           4,824
Other Product Lines                56,154         45,894           4,207           2,282
Unallocated Corporate Expenses          -              -          (2,559)         (2,469)
                                ---------      ---------        ---------      ---------
Total                           $ 728,210      $ 723,225        $ 38,958        $ 50,245
                                =========      =========        =========      =========

      Net sales from Continuing Operations were $728.2 million in fiscal 2000 compared to $723.2 million in fiscal 1999. Domestic net sales increased 7% from fiscal 1999 to 2000. Net sales from total international operations decreased 3% from fiscal 1999 to 2000 when measured on a local currency basis. Due to the strengthening of the U.S. dollar, sales from international operations reflected a decrease of 8% from fiscal 1999 to 2000 as reported in U.S. dollars, and international sales are also lower due to continued difficult economic conditions primarily in the European operations. Net sales for the Chemical Specialties segment decreased $17.2 million, or 4% from fiscal 1999 to 2000 due to a decrease in international sales, as measured in U.S. dollars, which offset increased domestic sales. Net sales in the Plumbmaster Group increased slightly from 1999 to 2000 as a result of increased domestic sales to major home building supply centers and increased sales of plumbing components to OEM manufacturers, partially offset by lower international sales. Net sales in the Partsmaster Group increased slightly from 1999 to 2000, due to increased domestic sales, partially offset by lower international sales. Net sales for Landmark Direct increased $6.8 million, or 24%, from 1999 to 2000 primarily due to increased sales of medical and first aid supplies. Net sales for DBS Services Group increased $4.5 million, or 27% from 1999 to 2000 as a result of increased sales of direct broadcast satellite equipment to retail dealers. Net sales in the Other Product Lines increased $10.3 million, or 22%, primarily due to increased sales of pet products to retail outlets and increased sales of apartment maintenance products.

      Operating income decreased to $39.0 million in fiscal 2000 from $50.2 million in 1999. Domestic operating margins decreased from fiscal 1999 to 2000, primarily due to the accrual for increased environmental remediation expenses, of which approximately $16.1 million was expensed in the fourth quarter of fiscal 2000 and was partially offset by revisions of prior year liabilities of approximately $4.2 million as a result of changes in management's estimates. Internationally, operating margins increased due to lower cost of sales and marketing costs in fiscal 2000 compared to 1999. In the Chemical Specialties segment, operating income decreased $19.7 million, due to the environmental costs discussed above and lower international sales. Operating income for the Plumbmaster Group increased $4.9 million due to increased domestic sales and cost saving strategies in domestic operations. Operating income for the Partsmaster Group increased $2.6 million, or 31%, due to higher domestic and international margins. Operating income for Landmark Direct decreased $.7 million due to increased sales into bid-dependent market channels, which have historically lower gross margins. Operating income for the DBS Services Group decreased slightly from fiscal 1999 to 2000. Operating income in the Other Product Lines increased $1.9 million due to volume efficiencies gained in the sale of pet products and apartment maintenance products.



Sales and Operating Income - Fiscal 1999 to Fiscal 1998


                                       Net Sales                   Operating Income
                                ------------------------       -------------------------
                                  Years Ended April 30,          Years Ended April 30,
                                ------------------------       -------------------------
                                  1999           1998            1999            1998
                                ---------      ---------       ---------       ---------

Chemical Specialties            $ 426,717      $ 427,126        $ 33,283        $ 37,616
Plumbmaster Group                 120,553        106,584           2,754             392
Partsmaster Group                  85,250         79,739           8,378          10,142
Landmark Direct                    28,281         20,332           1,193            (749)
DBS Services Group                 16,530         12,336           4,824           1,485
Other Product Lines                45,894         69,349           2,282           3,827
Unallocated Corporate Expenses          -              -          (2,469)         (2,125)
                                ---------      ---------       ---------       ---------
Total                           $ 723,225      $ 715,466        $ 50,245        $ 50,588
                                =========      =========       =========       =========

      Net sales from Continuing Operations were $723.2 million in fiscal 1999 compared to $715.5 million in fiscal 1998. Domestic net sales increased 3% from fiscal 1998 to 1999. At the end of fiscal 1998, two domestic subsidiaries were sold. Net sales in fiscal 1998 for these two subsidiaries amounted to $32.2 million. For comparison purposes, total net sales increased 6% in fiscal 1999 and domestic net sales increased 12% when the net sales for these two subsidiaries are excluded from fiscal 1998. Net sales from total international operations increased 2% from fiscal 1998 to 1999 when measured on a local currency basis. Due to the strengthening of the U.S. dollar, sales from international operations reflected a decrease of 1% from fiscal 1998 to 1999 as reported in U.S. dollars. Fiscal 1999 international sales are also lower due to the general economic downturn in Asia and in South America due to weak economies in several major markets. In the Chemical Specialties segment, net sales decreased slightly from fiscal 1998 to 1999 due to a decrease in international sales, as measured in U.S. dollars, which offset increased domestic sales. An estimated $8 million of the decrease in international sales is attributable to the strength of the U.S. dollar in fiscal 1999 compared to 1998. Net sales in the Plumbmaster Group increased $14.0 million, or 13%, from 1998 to 1999 as a result of increased domestic sales to major home building supply centers. Net sales in the Partsmaster Group increased $5.5 million, or 7%, from 1998 to 1999, primarily due to increased domestic sales. Net sales for Landmark Direct increased $7.9 million, or 39%, from 1998 to 1999 primarily due to the acquisition of a small company in April 1998. Net sales for Landmark Direct increased 10% without the acquisition. Net sales for DBS Services Group increased $4.2 million, or 34%, from 1998 to 1999 as a result of increased revenues from the sale of direct broadcast satellite equipment. Net sales in the Other Product Lines decreased 34% primarily as a result of the sale of two subsidiaries in April 1998, as discussed above.

      Operating income decreased to $50.2 million in fiscal 1999 from $50.6 million in 1998. Excluding the results of the two subsidiaries sold in April 1998, operating income for fiscal 1998 would have been $47.3 million. Domestic operating margins improved from fiscal 1998 to 1999 due to decreased marketing costs, partially offset by increased cost of sales and administrative expenses. Internationally, operating margins decreased due to increased cost of sales and marketing costs in fiscal 1999 compared to 1998. In the Chemical Specialties segment, operating income decreased 12%, due to decreases in international margins. Of this decrease, approximately 3%, or one million dollars, is attributable to the strength of the U.S. dollar in fiscal 1999 compared to 1998. Operating income for the Plumbmaster Group increased $2.4 million due to increased domestic sales and reductions in material costs for purchased goods. Operating income for the Partsmaster Group decreased 17%, due to increased international marketing costs. Operating income for Landmark Direct increased $1.9 million due to the acquisition of a small company and decreased expenses related to printing and mailing catalogs. DBS Services Group had an increase in operating income of $3.3 million due to increased revenues from sales of direct broadcast satellite equipment. Operating income in the Other Product Lines decreased as a result of the sale of two subsidiaries in April 1998.

Other Operating Results - Fiscal Years 2000, 1999 and 1998

      In fiscal year 2000, interest expense was $5.6 million compared to $4.8 million for fiscal 1999 and $5.3 million for fiscal 1998. Interest income was $2.0 million for fiscal 2000 as compared to $2.1 million for fiscal 1999 and $4.9 million for fiscal 1998. The decrease in interest income from fiscal 1998 to fiscal 1999 is due to the reduction of marketable securities during 1999 as compared to 1998.

      Loss on revaluation of foreign currencies was $2.7 million in fiscal 2000 compared to $1.5 million in fiscal 1999. The current year loss is attributable to foreign exchange expense in certain European subsidiaries and translation losses in hyper-inflationary countries. In fiscal 1999, loss on currency revaluation was $1.5 million compared to a loss of $2.3 million in 1998.

      During fiscal 1998, the Company sold two subsidiaries, resulting in a gain of $11.0 million before taxes ($7.1 million after taxes). Sales for these two subsidiaries were less than 5% of the Company's consolidated annual sales, and therefore this transaction did not have a material impact on the Company's operations.

      The overall corporate tax rate for fiscal 2000 was 35.3% of pre-tax income compared to 44.5% in 1999 and 40.3% in 1998. The decrease in fiscal year 2000 is due to variations in individual country income levels, tax rates in the international subsidiaries and to revisions of prior year estimated foreign tax credits of $0.6 million utilized when the Company filed its 1999 federal income tax return during the current year. A reconciliation of the effective tax rate to the U.S. statutory rate is contained in the Notes to Consolidated Financial Statements.

      The sale of the net assets of Resource Electronics Inc. in fiscal 2000 resulted in a loss on disposition of discontinued operations of $3.3 million (net of income taxes of $1.8 million) in fiscal 2000. The operating loss, net of income taxes, for discontinued operations was $.9 million in fiscal 2000 as compared to $1.2 million in fiscal 1999. Operating income, net of income taxes, for discontinued operations was $.6 million in fiscal 1998.

      As a result of the preceding information, net income in fiscal year 2000, including the results of discontinued operations, decreased to $17.0 million from $24.4 million in 1999. Basic and Diluted earnings per share from continuing operations decreased to $3.92 per share in fiscal 2000, due to the decrease in net income, and was partially offset by the decrease in the weighted average number of common shares outstanding during the current year. Basic and Diluted earnings per share - net income decreased to $3.15 per share in fiscal 2000. Net income in fiscal 1999 decreased to $24.4 million from $35.7 million in 1998. Included in net income for the 1998 fiscal year are the sales and income of two subsidiaries that were sold at the end of fiscal 1998. Net income for the two subsidiaries, including the gain on the sale of the subsidiaries, amounted to $8.9 million for the 1998 fiscal year. Basic earnings per share from continuing operations decreased to $4.47 per share in fiscal 1999, due to the decrease in net income, and was partially offset by the decrease in the weighted average number of common shares outstanding during fiscal 1999. Diluted earnings per share from continuing operations also decreased to $4.46 per share in fiscal 1999. Basic earnings per share - net income decreased to $4.27 per share in fiscal 1999 and Diluted earnings per share - net income decreased to $4.25 per share in fiscal 1999.

Year 2000 Compliance

      The Company uses and relies on a wide variety of information technologies, computer systems and scientific equipment containing computer-related components. The Company did not experience any business interruptions related to the Year 2000 Issue. The Company is continuing to monitor its computer systems and equipment and expects that the Year 2000 Issue will not have a material adverse effect on its business, financial condition, or results of operations.

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

Recent Accounting Pronouncements

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by July 31, 2000. We are currently assessing the impact of SAB 101 on our results of operations.

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


Consolidated Statements of Income

NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)

Years Ended April 30,
                                                  2000        1999         1998
                                               ----------  ----------   ---------

Net Sales                                      $ 728,210   $ 723,225    $ 715,466
                                               ----------  ----------   ---------

Operating Expenses
    Cost of sales, including warehousing
      and commissions                            388,973     380,139      369,026
    Marketing and administrative expenses        300,279     292,841      295,852
                                                --------    --------     --------
                                                 689,252     672,980      664,878
                                                --------    --------     --------

Operating Income                                  38,958      50,245       50,588

Other (Expenses) Income
    Revaluation of foreign currencies             (2,651)     (1,515)      (2,318)
    Interest income                                2,011       2,069        4,885
    Interest expense                              (5,557)     (4,790)      (5,319)
    Gain on sale of subsidiaries                       -           -       10,972
                                                --------    --------     --------

Income from Continuing Operations
    before Income Taxes                           32,761      46,009       58,808
Provision for Income Taxes                        11,560      20,477       23,711
                                                --------    --------     --------
Income from Continuing Operations                 21,201      25,532       35,097
                                                --------    --------     --------
Discontinued Operations:

Income/(Loss) from discontinued operations,
    net of income taxes                             (859)     (1,171)         598
Loss on disposition of discontinued operations,
    net of income tax benefit of $1,782           (3,309)          -            -
                                                --------    --------     --------
Net Income                                      $ 17,033    $ 24,361     $ 35,695
                                                ========    ========     ========


Earnings Per Share from Continuing Operations

    Basic                                          $3.92       $4.47        $4.90
                                                ========    ========     ========
    Diluted                                        $3.92       $4.46        $4.88
                                                ========    ========     ========

Earnings Per Share - Net Income

    Basic                                          $3.15       $4.27        $4.98
                                                ========    ========     ========
    Diluted                                        $3.15       $4.25        $4.97
                                                ========    ========     ========


The accompanying notes are an integral part of these financial statements.


Consolidated Balance Sheets

NCH Corporation and Subsidiaries
(In Thousands Except Share Data)

As of April 30,
                                                   2000           1999
                                                 --------       --------
Assets
Current Assets
   Cash and cash equivalents                     $ 32,146       $ 19,814
   Marketable securities                           20,429          3,187
   Accounts receivable (less allowance for
     doubtful accounts of $16,100 and $17,016)    133,839        139,124
   Inventories                                     93,536         94,191
   Prepaid expenses                                 6,215          9,493
   Deferred income taxes                           13,691         21,454
                                                ---------      ---------

     Total Current Assets                         299,856        287,263
                                                ---------      ---------

   Property, Plant and Equipment                  190,475        192,927
     Accumulated depreciation                     120,242        116,678
                                                ---------      ---------
                                                   70,233         76,249
                                                ---------      ---------
   Deferred Income Taxes                           36,781         31,454
                                                ---------      ---------
   Other                                           20,243         16,040
                                                ---------      ---------
   Net assets of discontinued operations                -         19,597
                                                ---------      ---------
     Total                                      $ 427,113      $ 430,603
                                                =========      =========

Liabilities and Stockholders' Equity
Current Liabilities
   Notes payable to banks                         $ 5,956        $ 5,318
   Current maturities of long-term debt             5,971            278
   Accounts payable                                40,196         44,376
   Accrued expenses                                26,766         29,128
   Income taxes payable                             6,176         23,930
   Dividends payable                                1,893          1,893
                                                ---------      ---------
     Total Current Liabilities                     86,958        104,923
                                                ---------      ---------
Long-Term Debt, less current maturities            12,049          1,104
                                                ---------      ---------
Retirement and Deferred Compensation Plans        115,344        115,162
                                                ---------      ---------
Stockholders' Equity
   Common stock, par value $1 per share,
     authorized 20,000,000 shares. Issued
     11,769,304 shares                             11,769         11,769
   Additional paid-in-capital                      12,714         12,714
   Retained earnings                              501,146        491,685
   Accumulated other comprehensive loss           (42,389)       (36,279)
                                                ---------      ---------
                                                  483,240        479,889
   Less treasury stock
     (6,361,081 and 6,361,010 shares)             270,478        270,475
                                                ---------      ---------
                                                  212,762        209,414
                                                ---------      ---------
     Total                                      $ 427,113      $ 430,603
                                                =========      =========

The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Cash Flows

NCH Corporation and Subsidiaries
(In Thousands)

Years Ended April 30,
                                                          2000        1999       1998
                                                        --------    --------   --------

Cash Flows from Operating Activities
    Income from Continuing Operations                   $ 21,201    $ 25,532   $ 35,097
    Adjustments to reconcile income from Continuing
        Operations to net cash provided by
        Continuing Operations:
      Depreciation and amortization                       13,869      13,786     14,668
      Gain on sale of subsidiaries                             -           -    (10,972)
      Provision for losses on accounts receivable          5,318       5,721      5,311
      Deferred income taxes                                2,555      (3,152)    (1,923)
      Accrual of environmental expenses                   16,138           -          -
      Retirement and deferred compensation plans             411       4,189      4,757
      Other noncash items                                  1,069        (469)       206
      Change in assets and liabilities, excluding
          net assets acquired in the purchase of
          businesses:
        Accounts receivable                               (4,797)    (12,470)    (7,486)
        Inventories                                         (258)     (3,147)    (6,036)
        Prepaid expenses                                   2,957        (444)    (3,183)
        Accounts payable, accrued expenses
          and income taxes payable                       (14,816)      4,053       (509)
        Other noncurrent assets                           (2,402)       (686)    (1,308)
                                                        --------    --------   --------
    Net cash provided by Continuing Operations            41,245      32,913     28,622
                                                        --------    --------   --------
    Operating cash flows from Discontinued Operations     (1,274)      2,030       (874)
                                                        --------    --------   --------
      Net cash provided by operating activities           39,971      34,943     27,748
                                                        --------    --------   --------

Cash Flows from Investing Activities
    Sales of property, plant and equipment                 1,105       1,034      1,342
    Purchases of property, plant and equipment            (8,807)    (12,748)   (13,935)
    Redemptions of marketable securities                   7,831     104,221     36,589
    Purchases of marketable securities                   (24,865)     (5,932)   (68,407)
    Acquisition of businesses                             (2,027)     (2,773)    (4,562)
    Sale of subsidiaries                                  12,697           -     30,098
    Other                                                 (1,005)     (1,005)      (886)
                                                        --------    --------   --------
      Net cash provided by (used in) investing
        activities                                       (15,071)     82,797    (19,761)
                                                        --------    --------   --------

Cash Flows from Financing Activities
    Proceeds from notes payable                            5,221       2,346      5,172
    Payments of notes payable                             (4,212)     (4,266)      (427)
    Additional long-term debt                                  -           -         98
    Payments of long-term debt                            (2,004)       (310)    (3,764)
    Borrowing of cash surrender values                       826       2,023      1,930
    Surrender of insurance contracts                         317           -          -
    Payments of dividends                                 (7,572)     (7,827)    (9,313)
    Purchases of treasury stock                               (3)   (105,963)    (9,054)
    Proceeds from exercise of stock options                    -       1,200      7,259
                                                        --------    --------   --------
      Net cash used in financing activities               (7,427)   (112,797)    (8,099)
                                                        --------    --------   --------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                   (5,141)     (2,268)    (4,022)
                                                        --------    --------   --------

Net Increase (Decrease) in Cash and Cash Equivalents      12,332       2,675     (4,134)

Cash and Cash Equivalents at Beginning of Year            19,814      17,139     21,273
                                                        --------    --------   --------
Cash and Cash Equivalents at End of Year                $ 32,146    $ 19,814   $ 17,139
                                                        ========    ========   ========

The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Stockholders' Equity

NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)

                                                                                                  Accumulated
                                Common    Treasury   Common    Treasury   Additional                Other
                                Stock     Stock      Stock      Stock      Paid-In    Retained   Comprehensive
                                Shares    Shares     Amount     Amount     Capital    Earnings       Loss         Total
                                -------   -------  ---------  -----------  --------  ----------   ----------    ---------
Balance, April 30, 1997         11,769    (4,607)  $ 11,769   $ (160,695)  $ 8,708   $ 448,513    $ (25,700)    $ 282,595
                                ------    ------   --------   ----------  --------  ----------   ----------     ---------
Comprehensive income:
   Net income                                                                           35,695                     35,695
   Foreign currency
    translation adjustment                                                                           (8,046)       (8,046)
   Unrealized gains on
    investments                                                                                          71            71
                                                                                                                ---------
Comprehensive income                                                                                               27,720
                                                                                                                ---------
Cash dividends on common
   stock, $1.00 per share                                                               (7,164)                    (7,164)
Dividend declared, but not
   paid, $.35 per share                                                                 (2,504)                    (2,504)
Treasury stock acquired                     (137)                 (9,324)                                          (9,324)
Treasury stock issued under
   stock plans                               128                   4,500     3,581                                  8,081
                                ------    ------   --------   ----------  --------  ----------   ----------     ---------
Balance, April 30, 1998         11,769    (4,616)    11,769     (165,519)   12,289     474,540      (33,675)      299,404
                                ------    ------   --------   ----------  --------  ----------   ----------     ---------
Comprehensive income:
   Net income                                                                           24,361                     24,361
   Foreign currency
    translation adjustment                                                                           (2,506)       (2,506)
   Unrealized losses on
    investments                                                                                         (98)          (98)
                                                                                                                ---------
Comprehensive income                                                                                               21,757
                                                                                                                ---------
Cash dividends on common
   stock, $1.05 per share                                                               (5,323)                    (5,323)
Dividend declared, but not
   paid, $.35 per share                                                                 (1,893)                    (1,893)
Treasury stock acquired                   (1,769)               (105,963)                                        (105,963)
Treasury stock issued under
   stock plans                                24                   1,007       425                                  1,432
                                ------    ------   --------   ----------  --------  ----------   ----------     ---------
Balance, April 30, 1999         11,769    (6,361)    11,769     (270,475)   12,714     491,685      (36,279)      209,414
                                ------    ------   --------   ----------  --------  ----------   ----------     ---------
Comprehensive income:
   Net income                                                                           17,033                     17,033
   Foreign currency
    translation adjustment                                                                           (6,245)       (6,245)
   Unrealized gains on
    investments                                                                                         135           135
                                                                                                                ---------
Comprehensive income                                                                                               10,923
                                                                                                                ---------
Cash dividends on common
   stock, $1.05 per share                                                               (5,679)                    (5,679)
Dividend declared, but not
   paid, $.35 per share                                                                 (1,893)                    (1,893)
Treasury stock acquired                        -                      (3)                                              (3)
                                ------    ------   --------   ----------  --------  ----------   ----------     ---------
Balance, April 30, 2000         11,769    (6,361)  $ 11,769   $ (270,478) $ 12,714   $ 501,146    $ (42,389)    $ 212,762
                                ======    ======   ========   ==========  ========  ==========   ==========     =========

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NCH Corporation and Subsidiaries
Years Ended April 30, 2000, 1999, 1998


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

      Nature  of  operations  -  The  Company   markets  an  extensive  line  of
maintenance, repair and supply products to customers throughout the world. Products include specialty chemicals, fasteners, welding supplies, plumbing parts, and direct broadcast satellite equipment. These products are marketed principally through the Company's own sales force.

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

      Intangible assets - Intangible assets are classified as other assets in the consolidated financial statements and include goodwill, patents, computer software and trademarks. Intangible assets are amortized using the straight-line method over their estimated useful lives, but not in excess of 40 years. The unamortized cost of impaired intangible assets is charged to expense when impairment occurs.

      Research and development - Research and development costs, which are included in the costs of laboratory operations, are charged to expense as incurred. Research and development costs, however, cannot be separately identified from the total laboratory costs. Total laboratory costs amounted to approximately $5.1 million in 2000, $5.3 million in 1999 and $5.5 million in 1998.

      Income taxes - Deferred income taxes result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. State and foreign income taxes have been included in the provision for income taxes and income taxes payable.

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

      Stock options - The Company issues shares from its treasury as options are exercised. When an option is exercised, treasury stock is credited with the average cost of the treasury shares issued, and additional paid-in capital is charged or credited for the difference between the option price and the average cost of the treasury shares. No charge to income is made in connection with the stock option plan. The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". For the impact of the fair value of employee stock options granted during fiscal years 1996 through 2000, see footnote 8, "Capital Stock and Options".

      Revenue recognition - Sales are recognized upon shipment of products when title transfers to customers.

      Earnings per share - Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

      Comprehensive income - SFAS No. 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities to be included in the measure of comprehensive income and segregated in stockholders' equity as accumulated other comprehensive income.

      Environmental costs - Liabilities for environmental costs are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Any recorded liabilities would not be reduced by possible recoveries from third parties and projected cash expenditures would not be discounted unless fixed and determinable payment terms exist.

      Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.    Consolidated International Subsidiaries

      At April 30, 2000 and 1999, the parent Company's investment in consolidated international subsidiaries amounted to $48,589,000 and $47,342,000. The current year consolidated financial statements include international subsidiaries' assets of $137,471,000, liabilities of $55,629,000 and net income of $7,185,000, after allocation of corporate expenses and excluding intercompany sales and profits. For the prior year, these subsidiaries had assets of $146,321,000, liabilities of $61,435,000 and net income of $4,516,000.

3.    Income Taxes

      Income taxes from continuing operations are as follows (in thousands of dollars):


                                              Years Ended April 30,
                                    -------------------------------------------
                                      2000             1999              1998
                                    --------         --------          --------

U.S. Federal      Current           $ (3,042)        $ 10,096          $ 10,438
                  Deferred             3,294           (2,695)           (2,381)

Foreign           Current             10,314           11,935            13,096
                  Deferred              (739)            (457)              458

State                                  1,733            1,598             2,100
                                    --------         --------          --------
                                    $ 11,560         $ 20,477          $ 23,711
                                    ========         ========          ========

      Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

      The components of deferred tax assets and liabilities as of April 30 are as follows (in thousands of dollars):

                                                         2000              1999
                                                       --------          --------
Deferred tax assets:

       Allowance for doubtful accounts                  $ 3,162           $ 3,560
       Inventory related                                  4,571             6,163
       Insurance related                                  6,076             3,101
       Accrued expenses                                   5,881             6,092
       Retirement and deferred compensation plans        38,130            37,969
       Foreign net operating loss carryforwards           3,058             2,036
       Valuation allowance                               (3,058)           (2,036)
       Other                                                  -             2,284
                                                       --------          --------
                                                         57,820            59,169
                                                       --------          --------
Deferred tax liabilities:
       Depreciation                                       4,544             4,537
       Other                                              2,804             1,724
                                                       --------          --------
                                                          7,348             6,261
                                                       --------          --------
Net deferred tax asset                                 $ 50,472          $ 52,908
                                                       ========          ========


      The following is a reconciliation of the difference between the U.S. statutory income tax rate and the effective tax rate related to continuing operations:

                                               Years Ended April 30,
                                         ----------------------------------
                                          2000          1999          1998
                                         ------        ------        ------

U.S statutory rate                         35.0%         35.0%         35.0%
Tax exempt interest                        (0.1)         (0.2)         (1.7)
Other                                      (0.2)           .8            .8
Effect of international operations         (2.8)          7.0           3.9
Effect of state income taxes                3.4           1.9           2.3
                                         ------        ------        ------
Effective tax rate                        35.3%         44.5%         40.3%
                                         ======        ======        ======

      The Company files a consolidated U.S. federal income tax return with its domestic subsidiaries. International subsidiaries file tax returns in countries of their incorporation. In addition, branches of certain U.S. and international companies file tax returns in countries in which they conduct business. Certain of these subsidiaries have operating loss carryforwards totaling approximately $8,261,000, which will expire between 2001 and 2006 and net operating loss carryforwards totaling approximately $475,000 which have no expiration date. The accumulated undistributed earnings of international subsidiaries not included in the consolidated U.S. federal income tax return approximated $76,053,000 at April 30, 2000, $78,157,000 at April 30, 1999 and $74,146,000 at April 30, 1998.
No provision is made in the accompanying consolidated financial statements for the estimated taxes that would result on distribution of the accumulated undistributed earnings since the Company intends to invest indefinitely in the operations of these subsidiaries. Income from continuing U.S. operations before income taxes was $19,579,000 in 2000, $24,791,000 in 1999, and $29,521,000 in
1998. Income from foreign operations before income taxes for the same three years was $13,182,000, $21,218,000, and $29,287,000, respectively. For 2000,
1999 and 1998, worldwide income tax payments amounted to $21,841,000, $19,955,000 and $24,227,000, respectively.

4.    Inventories

      A summary of inventories at April 30 follows (in thousands of dollars):

                                        2000              1999
                                      --------          --------
        Raw materials                 $ 16,137          $ 13,772
        Finished goods                  75,947            78,901
        Sales supplies                   1,452             1,518
                                      --------          --------
                                      $ 93,536          $ 94,191
                                      ========          ========



5.    Property, Plant and Equipment

      Property, plant and equipment at April 30 consists of the following (in thousands of dollars):

                                        2000              1999
                                      --------          --------
        Land                          $ 12,035          $ 12,182
        Buildings                       75,927            76,798
        Equipment                      102,513           103,947
                                      --------          --------
                                      $190,475          $192,927
                                      ========          ========


      Depreciation charged to income from continuing operations was $11,998,000, $12,510,000 and $13,325,000 for each of the years ended April 30, 2000, 1999 and
1998, respectively. The estimated useful life of buildings is 25 to 40 years; equipment is 3 to 10 years.

6.    Long-Term Debt

      Long-term debt at April 30 consists of the following (in thousands of dollars):

                                                       2000           1999
                                                     --------       --------
Borrowed by domestic companies:

    Note issued  to  provider  of  insurance
       policy, at 7.91%, principal and interest
       payable quarterly through 2003 (see
       note 13).                                      $ 16,913      $      -

    Note issued to individual in connection with
       purchase of business, at 4.93%,
       principal and interest payable
       annually through 2005.                            1,071          1,286

Borrowed by international companies                         36             96
                                                      --------       --------

                                                        18,020          1,382

       Less current maturities                           5,971            278
                                                      --------       --------
Long-term debt, less current maturities               $ 12,049       $  1,104
                                                      ========       ========


     Scheduled maturities of long-term debt for the years following April 30, 2000, are as follows:

        2001              $ 5,971,000
        2002                6,427,000
        2003                5,193,000
        2004                  214,000
        2005                  215,000
                        --------------
        Total            $ 18,020,000
                        ==============

      In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks which expires in August 2002, and is available for acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly, and at the Company's option of the Eurodollar rate plus 0.6%, or the federal funds rate plus 0.5% (which will not exceed the bank's prime rate). The credit facility is governed by certain financial covenants, including minimum tangible net worth and a maximum leverage ratio. At April 30, 2000, the Company had not borrowed any amount under this credit facility.

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

      Expenses for retirement plans, exclusive of interest expense, were $7,430,000, $8,872,000 and $9,433,000 in the years ended April 30, 2000, 1999 and 1998, respectively.

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



                                                         2000       1999       1998
                                                        ------     ------     ------
Service cost - benefits earned during the year          $ (103)      $ 179      $ 11
Interest cost on accumulated postretirement
   benefit obligation                                      292         262       244
Net amortization of prior service cost                     176         176       176
                                                        ------      ------    ------
Net postretirement benefit expense                       $ 365       $ 617     $ 431
                                                        ======      ======    ======





The reconciliation of changes in the benefit obligation is as follows (in thousands of dollars):

                                                       2000         1999
                                                     --------     --------
Postretirement benefit obligation, beginning
        of period                                      $ 3,848      $ 3,502
     Service cost                                         (103)         179
     Interest cost                                         292          262
     Benefits paid                                        (106)         (95)
                                                      --------     --------

Postretirement benefit obligation, year-end            $ 3,931      $ 3,848
                                                      ========     ========

      The reconciliation of the accumulated postretirement benefit obligation to the recorded liability at April 30 is as follows (in thousands of dollars):

                                                     2000          1999
                                                   --------      --------
Accumulated postretirement benefit obligation       $ 3,931       $ 3,848
Unrecognized prior service cost                        (587)         (763)
                                                   --------      --------
Accrued postretirement benefit liability            $ 3,344       $ 3,085
                                                   ========      ========



      Measurement of the accumulated postretirement benefit obligation is based on a 7% assumed discount rate for 2000 and 1999.

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

      On April 28, 2000, the directors of the Company declared a regular quarterly cash dividend of $.35 per share of Common Stock to be paid June 15, 2000, to shareholders of record June 1, 2000.

      At April 30, 2000, the Company has a non-qualified stock option plan, which is described below. The Company applies APB Opinion No. 25 and related FASB Interpretations for its plan. No charge to income is made in connection with the stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


                                  2000           1999           1998
                                --------       --------       --------
Net Income

     As Reported                $ 17,033       $ 24,361       $ 35,695
     Pro Forma                  $ 16,788       $ 24,188       $ 35,623

Earnings per share
     As Reported

         Basic                    $ 3.15         $ 4.27         $ 4.98
         Diluted                  $ 3.15         $ 4.25         $ 4.97

     Pro Forma

         Basic                    $ 3.10         $ 4.24         $ 4.97
         Diluted                  $ 3.10         $ 4.22         $ 4.96


      Under the 1980 Non-Qualified Stock Option Plan, the Company may grant options to its employees for up to 1.5 million shares of common stock. At April 30, 2000, 1999 and 1998, 531,000, 531,000 and 552,000 shares of the Company's
Common Stock, respectively, were reserved for issuance under this plan which grants options to key employees and officers. The purchase price under the grant cannot be less than the market value at the date of grant. The options under such plan are exercisable in equal amounts at the beginning of the second, third and fourth year of their lives and expire after five years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                    2000         1999         1998
                                   ------       ------       ------
Annual dividend yield                3.1%         2.7%         2.2%

Expected volatility                 22.0%        20.8%        19.0%

Risk-free interest rates             6.3%         4.5%         5.3%

Expected lives (years)                 5            5            5


The annual dividend yield shown above is weighted over the expected life of the options.

      A summary of the status of the Company's stock option plan as of April 30, 2000, 1999, and 1998, and changes during the years ended on those dates is presented below:




                                             (In Thousands Except Per Share Data)
                                                    Years Ended April 30,
                            ---------------------------------------------------------------------
                                   2000                      1999                     1998
                            -------------------      -------------------       ------------------
                                        Average                  Average                  Average
                             Number      Price         Number     Price         Number     Price
                               of         Per            of        Per           of         Per
                             Shares      Share         Shares     Share         Shares     Share
                            --------    -------       --------   -------       -------    -------
Outstanding at beginning
      of period                 317     $ 56.54          227     $ 58.97          284     $ 58.85

Granted                         134       45.00          125       52.25           81       62.50

Exercised                         -           -          (21)      55.87         (125)      60.14

Canceled or expired             (49)      58.62          (14)      58.85          (13)      67.22
                               ----    --------         ----    --------         ----    --------
Outstanding at end
      of period                 402     $ 52.46          317     $ 56.54          227     $ 58.97
                               ====    ========         ====    ========         ====    ========

Options exercisable
      at year-end               169     $ 57.15          117     $ 58.44           70     $ 57.50
                               ====    ========         ====    ========         ====    ========


         Stock options outstanding at April 30, 2000 had a range in exercise prices of $45.00 to $62.50 and an average remaining contractual life of 3.7 years. The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years ended April 30,

2000,  1999 and 1998 was $3.89,  $4.15,  and $6.30,  respectively.  At April 30,
2000, 1999 and 1998, 19,000 shares of Treasury Stock were reserved for issuance to employees under a stock participation plan.

9.       Comprehensive Income

      Accumulated other comprehensive loss consists of the following (in thousands of dollars):

                                               2000            1999            1998
                                             ---------       ---------       ---------
Unrealized gain on available-for-sale
        securities                           $     148       $      13       $     111
Foreign currency translation adjustment        (42,537)        (36,292)        (33,786)
                                             ---------       ---------       ---------
Accumulated other comprehensive loss         $ (42,389)      $ (36,279)      $ (33,675)
                                             =========       =========       =========

      A summary of the components of other comprehensive income for the years ended April 30, 2000, 1999 and 1998 is as follows (in thousands of dollars):

                                             Before-Tax        Income     After-Tax
                                              Amount            Tax        Amount
                                             --------          -----      --------
2000
----
Unrealized gain on available-for-sale
        securities                            $    208          $ (73)     $    135
Net foreign currency translation                (6,245)             -        (6,245)
                                              --------          -----      --------
Other comprehensive income                    $ (6,037)         $ (73)     $ (6,110)
                                              ========          =====      ========

1999
----
Unrealized loss on available-for-sale
        securities                            $   (151)         $  53      $    (98)
Net foreign currency translation                (2,506)             -        (2,506)
                                              --------          -----      --------
Other comprehensive income                    $ (2,657)         $  53      $ (2,604)
                                              ========          =====      ========

1998
----
Unrealized gain on available-for-sale
        securities                            $    109          $ (38)     $     71
Net foreign currency translation                (8,046)             -        (8,046)
                                              --------          -----      --------
Other comprehensive income                    $ (7,937)         $ (38)     $ (7,975)
                                              =========         ======     ========

 10.     Interest Costs

         During the years ended April 30, 2000, 1999 and 1998, interest costs, including interest expense on non-funded retirement plans, amounting to $5,557,000, $4,790,000 and $5,319,000, respectively, were expensed as incurred. For the same periods, interest payments were $4,087,000, $3,664,000 and $3,067,000, respectively.

11.      Leases

         At April 30, 2000, the Company and its subsidiaries had a number of noncancellable leases for various office and warehouse facilities. These agreements expire at various times through 2005 and substantially all include renewal provisions. The amount of other obligations assumed, such as payment of property taxes and maintenance, is nominal. Total rent expense for 2000, 1999 and 1998 (including operating leases on data processing equipment, trucks and trailers, and office equipment) was approximately $10,608,000, $11,382,000 and $11,275,000, respectively. The minimum aggregate rentals under the terms of noncancellable operating leases for future years are:

        2001              $ 7,781,000
        2002                5,393,000
        2003                4,111,000
        2004                2,948,000
        2005                3,796,000


12.      Contingent Liabilities

         The Company and its subsidiaries are engaged in a variety of legal proceedings arising in the ordinary course of business. In the opinion of Management, the ultimate liabilities resulting from these proceedings will not have a material adverse effect on the Company's financial position or operating results. See Note 13 for discussion of environmental matters.

         At April 30, 2000 and 1999, the Company had standby letters of credit outstanding totaling $4,823,000 and $5,290,000, respectively, which guarantee payment to certain insurance carriers.

13.      Environmental Matters

         The Company's operations are subject to comprehensive laws and regulations relating to the management of hazardous substances and wastes and to the remediation of contaminated sites. The Company regularly incurs costs to comply with these laws and regulations. The amount of these costs varies each year and could be substantial in any future year. The Company believes that it is in substantial compliance with all material environmental laws and regulations.

         During the fourth quarter of the current year, the Company obtained additional investigative findings related to a Company owned manufacturing site which indicated further environmental remediation will be required. As a result, the Company recorded an additional accrual of approximately $16.1 million, which is included in marketing and administrative expenses on the Consolidated Statements of Income. On March 10, 2000, the Company purchased an environmental insurance policy to cover this site and one other Company property. This policy covers all pollution remediation and site reclamation costs up to $40 million for these two properties for the next ten years. The premium for this policy was $18,638,000, of which $1,726,000 was paid on April 25, 2000 and the remainder was funded in a non-cash transaction by a note payable to be paid quarterly through fiscal year 2003.

         Certain environmental laws, such as the federal Superfund law, can impose liability for the entire cost of site remediation upon each of the current or former owners or operators of a site or parties who arranged for disposal of hazardous substances at a site where such substances were released into the environment. This liability can attach regardless of fault or lawfulness of the original activity. Generally, where there are a number of potentially responsible parties ("PRPs") that are financially viable, liability has been apportioned between the PRPs based on equitable factors such as the type and amount of waste attributable to each party at the site, although no assurance can be given as to how liability will be assigned on any particular site.

         The Company is one of three named parties in a civil lawsuit filed on November 20, 1998, in the U.S. District Court, District of New Jersey, by the U.S. Department of Justice on behalf of the U.S. Environmental Protection Agency seeking reimbursement of approximately $15 million of costs associated with the cleanup of a Superfund site in New Jersey. Although named as a PRP, the Company contends that it did not arrange for the disposal of any materials at this site and intends to vigorously defend this lawsuit. At this time, it is too early to determine the likelihood of an adverse result or to quantify the Company's likely exposure, if any.

14.   Fair Value of Financial Instruments

       The carrying amounts of cash equivalents, accounts receivable, accounts payable, and notes payable to banks approximate fair value because of the short maturities of these financial instruments. The carrying amounts of marketable securities approximate fair value and are based on quoted market prices obtained from an independent broker. The carrying amounts of long-term debt approximate fair value as estimated based on the discounted value of future cash flows using the Company's current borrowing rate for loans of comparable terms and maturities.

15.   Marketable Securities

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

The following is a summary of available-for-sale marketable securities as of April 30 (in thousands of dollars):

                                   Government
                                Bonds, Treasury     Certificates
                                Notes and Bills     of Deposit     Total
                             --------------------  -----------   ----------
2000
----
Cost                               $ 20,201           $  -        $ 20,201
Gross Unrealized Gains                  228              -             228
                                   --------           ----        --------
Estimated Fair Value               $ 20,429           $  -        $ 20,429
                                   ========           ====        ========

1999
----
Cost                                $ 2,947            $220       $  3,167
Gross Unrealized Gains                   20               -             20
                                   --------            ----       --------
Estimated Fair Value                $ 2,967            $220       $  3,187
                                    =======            ====       ========


      The contractual maturities of the marketable securities at estimated fair value as of April 30, 2000 are as follows: 2001 - $19,663,000 and 2002 - $766,000.

16.   Discontinued Operations

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

      The consolidated financial statements for prior periods have been restated and the financial position, operating results, and cash flows of Resource Electronics are shown separately as discontinued operations.

      Net sales of Resource Electronics for the years ended April 30, 2000, 1999, and 1998, were $32,493,000, $63,468,000, and $68,629,000, respectively. As
Resource Electronics was sold in the second quarter of the current year, the above amount for fiscal year 2000 represents approximately six months of sales. These amounts are not included in net sales in the accompanying Consolidated Statements of Income.

      As shown on the accompanying Consolidated Statements of Income, amounts relating to discontinued operations are as follows (in thousands except per share amounts):

                                       2000        1999        1998
                                    ----------- ----------- -----------

Loss from Discontinued
     Operations before taxes          $ (1,252)   $ (1,740)    $ 1,159
Income Taxes                               393         569        (561)
                                      --------    --------    --------
Loss from Discontinued
     Operations                       $   (859)   $ (1,171)    $   598
                                      ========    ========    ========

Loss on Disposition of
     Discontinued Operations
     before taxes                     $ (5,091)   $      -     $     -
Income Taxes                             1,782           -           -
                                      --------    --------    --------
Loss on Disposition of
     Discontinued Operations          $ (3,309)   $      -     $     -
                                      ========    ========    ========


Per share - basic
     Loss from Discontinued
        Operations                     $ (0.16)    $ (0.20)     $ 0.08
     Loss on Disposition of
        Discontinued Operations        $ (0.61)    $     -      $    -
                                      --------    --------    --------
Total from Discontinued
     Operations                        $ (0.77)    $ (0.20)     $ 0.08
                                      ========    ========    ========

Per share -diluted
     Loss from Discontinued
        Operations                     $ (0.16)    $ (0.21)     $ 0.09
     Loss on Disposition of
        Discontinued Operations        $ (0.61)    $     -      $    -
                                      --------    --------    --------
Total from Discontinued
     Operations                        $ (0.77)    $ (0.21)     $ 0.09
                                      ========    ========    ========


17.   Segment and Geographic Area Information

      The Company's  segments are based on the  organization  structure  that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has six segments: Chemical Specialties, Plumbmaster Group, Partsmaster Group, Landmark Direct, DBS Services Group, and Other Product Lines. Chemical Specialties manufacture and sell a broad line of chemical cleaning and maintenance products, including water treatment and oil field production chemicals, to industrial and institutional customers worldwide. The Plumbmaster Group markets products for plumbing repair and replacement parts as well as parts for new building construction. The majority of these products are purchased finished goods, but the group also manufactures various products. These products are primarily sold in the United States to the plumbing trade, construction contractors, institutional and industrial customers, as well as to major home building supply centers, hardware stores and other retail outlets. The Partsmaster Group sells fasteners, cutting tools, electrical products, and welding alloys to industrial customers worldwide. Landmark Direct markets first-aid supplies and business and industrial products, such as safety signs, identification products and productivity tools to customers in the United States. DBS Services Group wholesales direct broadcast satellite equipment to retail consumer electronics stores in the eastern United States. Other Product Lines consists of a variety of products that are not similar to the other groups, such as pet products and apartment maintenance products. Disclosures for previous years included the Resource Electronics segment, which is now included in discontinued operations and excluded from the segment disclosures. Additionally, DBS Services Group was previously included in the Other Product Lines segment. Fiscal 1999 and 1998 information has been restated to conform to the current segment determination.

      The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for individual segments, administrative expenses incurred at the Company's corporate headquarters (Corporate) that are common to more than one segment are allocated on a usage basis. Certain items are maintained at Corporate and are not allocated to the segments. These are primarily marketable securities, certain corporate costs, and other corporate assets. Although the Company allocates deferred income tax assets to segments for balance sheet purposes, income tax expense is not allocated in measuring performance of individual segments.

Segment information is as follows (in thousands of dollars):


                                                                                              Depreciation and
                                  Net Sales                     Operating Income                Amortization
                        -------------------------------    ---------------------------    ---------------------------
                             Years Ended April 30,            Years Ended April 30,          Years Ended April 30,
                        -------------------------------    ---------------------------    ---------------------------
                          2000       1999       1998         2000      1999      1998       2000      1999     1998
                        ---------  ---------  ---------    --------  --------  --------   --------  -------- --------
Chemical Specialties    $ 409,476  $ 426,717  $ 427,126    $ 13,534  $ 33,283  $ 37,616   $  8,394  $  8,495 $  8,554
Plumbmaster Group         120,655    120,553    106,584       7,690     2,754       392      2,547     2,707    2,535
Partsmaster Group          85,806     85,250     79,739      10,973     8,378    10,142      1,414     1,352    1,268
Landmark Direct            35,081     28,281     20,332         519     1,193      (749)       421       373      261
DBS Services Group         21,038     16,530     12,336       4,594     4,824     1,485        138        73       37
Other Product Lines        56,154     45,894     69,349       4,207     2,282     3,827        955       786    2,013
                        ---------  ---------  ---------    --------  --------  --------   --------  -------- --------
Total                   $ 728,210  $ 723,225  $ 715,466    $ 41,517  $ 52,714  $ 52,713   $ 13,869  $ 13,786 $ 14,668
                        =========  =========  =========    ========  ========  ========   ========  ======== ========


                             Capital Expenditures                        Total Assets
                         ------------------------------           ----------------------------
                             Years Ended April 30,                      As of April 30,
                         ------------------------------           ----------------------------
                           2000       1999       1998               2000      1999      1998
                         --------   --------   --------           --------  --------  --------
Chemical Specialties     $  5,644    $ 8,965    $ 9,163           $246,650  $259,930  $260,074
Plumbmaster Group           1,174      1,741      1,403             72,110    75,029    71,077
Partsmaster Group             938        886      1,291             27,637    29,736    28,642
Landmark Direct               372        403        165             10,342     9,143     7,537
DBS Services Group            114         95         18             13,680     3,488     2,979
Other Product Lines           630        515      1,569             20,795    20,443    18,839
                         --------   --------   --------           --------  --------  --------
Total                    $  8,872   $ 12,605   $ 13,609           $391,214  $397,769  $389,148
                         ========   ========   ========           ========  ========  ========

With respect to capital expenditures, the difference between the segment totals and the consolidated totals relates to assets acquired in the purchases of businesses.

A reconciliation of the segment information to the consolidated financial statements is as follows:

                                                Years Ended April 30,
                                          ----------------------------------
                                            2000         1999         1998
                                          --------     --------     --------
Total segment operating profit            $ 41,517     $ 52,714     $ 52,713
Unallocated Corporate expenses              (2,559)      (2,469)      (2,125)
Revaluation of foreign currencies           (2,651)      (1,515)      (2,318)
Interest income                              2,011        2,069        4,885
Interest expense                            (5,557)      (4,790)      (5,319)
Gain on sale of subsidiaries                     -            -       10,972
                                          --------     --------     --------
Income from Continuing Operations
before Income Taxes                       $ 32,761     $ 46,009     $ 58,808
                                          ========     ========     ========

                                                   As of April 30,
                                         -----------------------------------
                                           2000         1999         1998
                                         ---------    ---------    ---------
Total segment assets                     $ 391,214    $ 397,769    $ 389,148
Net assets of discontinued operations            -       19,597       22,562
Unallocated assets:
  Marketable securities                     20,429        3,187      101,626
  Other Corporate assets                    15,470       10,050        2,437
                                         ---------    ---------    ---------
Consolidated total assets                $ 427,113    $ 430,603    $ 515,773
                                         =========    =========    =========

Geographic information is as follows:



                                       Net Sales                           Long-lived Assets
                                  Years Ended April 30,                      As of April 30,
                            ----------------------------------       ------------------------------
                              2000         1999        1998            2000       1999       1998
                            ---------    ---------   ---------       --------   --------   --------
United States               $ 429,647    $ 399,709   $ 388,591       $ 48,958   $ 51,033   $ 51,542
Europe                        227,852      252,154     245,669         14,679     18,128     18,046
Pacific & Far East             27,353       24,977      30,738          2,210      2,377      2,398
Latin America & Canada         43,358       46,385      50,468          4,386      4,711      6,668
                            ---------    ---------   ---------       --------   --------   --------
Total                       $ 728,210    $ 723,225   $ 715,466       $ 70,233   $ 76,249   $ 78,654
                            =========    =========   =========       ========   ========   ========

18.  Earnings Per Share

      The following is a reconciliation of basic earnings per share to diluted earnings per share for the years ended April 30, 2000, 1999, and 1998 (shares in thousands):

                                                                  2000         1999        1998
                                                                 ------       ------      ------
Basic earnings per share                                         $ 3.15       $ 4.27      $ 4.98
                                                                 ======       ======      ======
Average shares outstanding - basic                                5,408        5,708       7,163
Potential shares exercisable under stock option plan                134          220         228
Less:  shares potentially repurchased under
     treasury stock method                                         (129)        (200)       (205)
                                                                 ------       ------      ------
Adjusted average shares outstanding - diluted                     5,413        5,728       7,186
                                                                 ======       ======      ======
Diluted earnings per share                                       $ 3.15       $ 4.25      $ 4.97
                                                                 ======       ======      ======


Stock options are the Company's only potential dilutive securities and are considered in the diluted earnings per share calculations if dilutive for those periods. For the years ended April 30, 2000, and 1999, options totaling 268,000 and 97,000, respectively, were excluded as their effect would have been antildilutive. For the year ended April 30, 1998, all options were included as their effect was dilutive.

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
NCH Corporation:


We have audited the accompanying consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NCH Corporation and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                        /S/  KPMG LLP

Dallas, Texas
May 31, 2000

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


        /S/ Irvin L. Levy                 /S/ Tom Hetzer
        -----------------                 --------------
          Irvin L. Levy                     Tom Hetzer
       Chief Executive Officer          Chief Financial Officer

Selected Unaudited Quarterly Data
(In Thousands Except Per Share Data)

Years Ended April 30,





                                                                                  Quarter
                                                        ----------------------------------------------------------
                                                          First            Second          Third          Fourth
                                                        ----------       ---------       ---------       ---------
2000
----
Net Sales                                                $ 184,296       $ 181,283       $ 183,252       $ 179,379
Operating Income (Loss)                                     12,442          14,276          14,628          (2,388)
Income (Loss) from Continuing Operations                     6,438           7,907           8,678          (1,822)
Net Income (Loss)                                            6,261           3,916           8,678          (1,822)
Earnings Per Share from Continuing Operations
      Basic                                                  $1.19           $1.46           $1.60          ($0.34)
      Diluted                                                $1.19           $1.46           $1.60          ($0.34)
Earnings Per Share - Net Income
      Basic                                                  $1.16           $0.72           $1.60          ($0.34)
      Diluted                                                $1.16           $0.72           $1.60          ($0.34)


1999
----
Net Sales                                                $ 181,851       $ 174,711       $ 184,866       $ 181,797
Operating Income                                            11,923          13,687          13,112          11,523
Income from Continuing Operations                            6,450           6,434           7,097           5,551
Net Income                                                   6,486           6,311           6,157           5,407
Earnings Per Share from Continuing Operations
      Basic                                                  $1.06           $1.15           $1.27           $1.01
      Diluted                                                $1.06           $1.15           $1.26           $1.01
Earnings Per Share - Net Income
      Basic                                                  $1.07           $1.13           $1.10           $0.99
      Diluted                                                $1.07           $1.12           $1.10           $0.99


      Basic earnings per share for each period is calculated based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options.

      During the fourth quarter of the current year, the Company obtained additional investigative findings related to a Company owned manufacturing site which indicated further environmental remediation will be required. As a result, the Company recorded an additional accrual of approximately $16.1 million, which is included in marketing and administrative expenses on the Consolidated Statements of Income.

Market and Dividend Information

      NCH Corporation stock is traded on the New York Stock Exchange. The high and low prices by quarter are shown for the past two years in the schedule below.

      Cash dividends paid during the fiscal year ended April 30, 2000, amounted to $7.6 million compared to $7.8 million and $9.3 million in fiscal years 1999 and 1998, respectively. On April 28, 2000, a dividend of $.35 per share was declared, payable June 15, 2000. A summary of the quarterly dividends per share for the past two years is set forth in the schedule below.

                          Common Stock Prices                      Dividends Per Share
              --------------------------------------------    -----------------------------
                      2000                    1999              Declared           Paid
              --------------------    --------------------    -------------    ------------
Quarter         High        Low         High        Low       2000    1999     2000    1999
              --------    --------    --------    --------    -----   -----    -----   -----
First         56  1/4     49          73  7/8     60  7/8     $ .35   $ .35    $ .35   $ .35
Second        50  9/16    44  1/4     69  5/8     56          $ .35   $ .35    $ .35   $ .35
Third         48  1/4     42  7/16    69          51 15/16        -       -    $ .35   $ .35
Fourth        47          39          61  9/16    45  7/16    $ .70   $ .70    $ .35   $ .35

      As of June 1, 2000, there were 471 holders of record of the Company's Common Stock, which includes several brokerage firms that hold shares of the Company's stock for an estimated 2,000 investors.

                        NCH CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT



      NCH Corporation is the parent company of numerous wholly-owned subsidiaries engaged in the business of marketing an extensive line of maintenance, repair and supply products. At the close of the last fiscal year, thirteen of these subsidiaries were operating domestically and 119 in foreign countries. The Company is also the parent of several wholly-owned subsidiaries that market various other products, and all such subsidiaries considered in the aggregate as a single subsidiary would not constitute a significant subsidiary of NCH Corporation, and therefore are not listed here.

      As of the close of the last fiscal year, the following corporation was not wholly-owned by NCH Corporation:

                                Immediate Parent and            Jurisdiction
Name of Subsidiary             Percentage of Ownership         of Incorporation
------------------             -----------------------         ----------------

NCH Hua Yang Ltd.               51% NCH Corporation            People's Republic
                                                               of China

                        NCH CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 23
                          INDEPENDENT AUDITORS' CONSENT

   The Board of Directors
   NCH Corporation:

   We consent to incorporation by reference in the registration statement (No. 33-65206) on Form S-8 of NCH Corporation of our reports dated May 31, 2000, relating to the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended April 30, 2000, which reports appear in or are incorporated by reference in the April 30, 2000 annual report on Form 10-K of NCH Corporation.

                                        /s/  KPMG LLP


   Dallas, Texas
   June 21, 2000

                        NCH CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 99
                           DEFINITIVE PROXY STATEMENT
           REGARDING THE COMPANY'S 2000 ANNUAL MEETING OF STOCKHOLDERS







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

[   ] Soliciting Material Pursuant to Rule 14a-11(c) or Rule 14a-12


                                NCH Corporation
-------------------------------------------------------------------------------
               (Name of Registrant as Specified in Its Charter)


Payment of Filing Fee (Check the appropriate box):

[ X ] No fee required.
[   ] Fee computed on table below per Exchange Act Rules 14a-6(i)(4) and 0-11.

      (1)Title of each class of securities to which transaction applies:

      (2)Aggregate number of securities to which transaction applies:

      (3)Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (Set forth the amount on which the filing fee is calculated and state how it was determined):

      (4)Proposed maximum aggregate value of transaction:

      (5)Total fee paid:

[ ] Fee paid previously with preliminary materials.

[ ] Check box if any part of the fee is offset as provided  by Exchange  Act
      Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

      (1)Amount Previously Paid:

      (2)Form, Schedule or Registration Statement No.:

      (3)Filing Party:

      (4)Date Filed:

                                     [LOGO]

                            2727 Chemsearch Boulevard

                               Irving, Texas 75062

                   NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                            To Be Held July 27, 2000

      NOTICE IS HEREBY GIVEN that the Annual Meeting of Stockholders of NCH Corporation will be held in the Gourmet Room II of the Crescent Club, 17th Floor, 200 Crescent Court (at the corner of Pearl and Cedar Springs Streets), Dallas, Texas, on Thursday, the 27th day of July, 2000, at 10:00 a.m., Central Daylight Time, for the following purposes:

      1. To elect four Class III directors of NCH to hold office until the next annual election of Class III directors by stockholders or until their respective successors are duly elected and qualified.

      2. To ratify the appointment of KPMG LLP, Certified Public Accountants, to be the independent auditors of NCH for the fiscal year ending April 30, 2001.

      3.    To consider and act upon a proposal submitted by a stockholder.

      4. To transact such other business as may properly come before the meeting or any adjournments of the meeting.

      The Board of Directors has fixed the close of business on Thursday, June 1, 2000, as the record date for determining stockholders entitled to vote at and to receive notice of the annual meeting.

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

Dated:  June 27, 2000

                                     [LOGO]

                            2727 Chemsearch Boulevard

                               Irving, Texas 75062

                                 PROXY STATEMENT

                                       For

                         ANNUAL MEETING OF STOCKHOLDERS

                           To Be Held on July 27, 2000

                              Dated: June 27, 2000

                   SOLICITATION AND REVOCABILITY OF PROXIES

      The accompanying proxy is solicited by the management of, and on behalf of, NCH Corporation, a Delaware corporation ("NCH"), to be voted at the Annual Meeting of the Stockholders of NCH, to be held Thursday, July 27, 2000 (the
"Meeting"), at the time and place and for the purposes set forth in the accompanying Notice of Annual Meeting. When properly executed proxies in the accompanying form are received, the shares represented thereby will be voted at the Meeting in accordance with the directions noted on the proxies; if no direction is indicated, then such shares will be voted for the election of the directors and in favor of the second proposal and against the third proposal set forth in the Notice of Annual Meeting attached to this Proxy Statement.

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

      This Proxy Statement and the accompanying proxy are first being sent or given to NCH's stockholders on or about June 27, 2000.

      NCH will bear the cost of preparing, printing, assembling, and mailing the Notice of Annual Meeting, this Proxy Statement, the enclosed proxy, and any additional material, as well as the cost of forwarding solicitation material to the beneficial owners of stock.

                                  VOTING RIGHTS

      The record date for determining stockholders entitled to notice of and to vote at the Meeting is the close of business on June 1, 2000. On that date there were 5,408,223 shares issued and outstanding of NCH's $1.00 par value common stock ("Common Stock"), which is NCH's only class of voting securities outstanding. Each share of NCH's Common Stock is entitled to one vote in the matter of election of directors and in any other matter that may be acted upon at the Meeting. Neither NCH's certificate of incorporation nor its bylaws permits cumulative voting. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of Common Stock entitled to vote at the Meeting is necessary to constitute a quorum at the Meeting, but in no event will a quorum consist of less than one-third of the shares entitled to vote at the Meeting. The affirmative vote of a plurality of the shares of Common Stock represented at the Meeting and entitled to vote is required to elect directors. All other matters to be voted on will be decided by a majority of the shares of Common Stock represented at the meeting and entitled to vote. Abstentions and broker nonvotes are each included in determining the number of shares present at the meeting for purposes of determining a quorum. Abstentions and broker nonvotes have no effect on determining plurality, except to the extent that they affect the total votes received by any particular candidate.

                              ELECTION OF DIRECTORS

      Effective June 1, 2000, NCH's Board of Directors unanimously voted to increase the number of directors serving on the Board from seven members to ten members, divided into three classes: Class I (three directors), Class II (three directors), and Class III (four directors). Only the Class III positions are due for nomination and election at the Meeting. The Class I and Class II positions will be due for nomination and election at the annual meetings of stockholders to be held in 2001 and 2002, respectively.

      NCH expects Mssrs. Milton P. Levy, Jr. and Lester A. Levy to tender their resignations from the Board of Directors at the meeting of the Board of Directors scheduled to take place on July 27, 2000. In accordance with NCH's bylaws, the two vacant Class I director positions created by the expansion of the Board of Directors and the resignation of Lester A. Levy, and the vacant Class II director position created by the resignation of Milton P. Levy, Jr. shall be filled by appointment by the existing directors, to occur at the July 27, 2000 meeting of the Board of Directors. At such time, the Board of Directors expects to appoint Robert M. Levy and Lester A. Levy, Jr. as the new Class I directors and John I. Levy as the new Class II director. At the April 28, 2000 meeting of the Board of Directors, the directors elected Irvin L. Levy to serve as the Chairman of the Board of Directors, effective upon his re-election as a Class III director by the NCH stockholders at the Meeting on July 27, 2000.

      The intention of the persons named in the enclosed proxy, unless such proxy specifies otherwise, is to vote the shares represented by such proxy for the election of Jerrold M. Trim, Irvin L. Levy, Walter M. Levy and Ronald
G. Steinhart as the Class III directors. Messrs. Jerrold M. Trim, Irvin L. Levy, Walter M. Levy and Ronald G. Steinhart have been nominated to stand for election by the Board of Directors until their terms expire or until their respective successors are duly elected and qualified. Messrs. Jerrold M. Trim and Irvin L. Levy are presently directors of NCH.

      Messrs. Irvin, Lester, and Milton Levy are brothers. Walter M. Levy and Lester A. Levy, Jr. are the sons of Mr. Lester A. Levy. Robert M. Levy and John I. Levy are the sons of Irvin L. Levy. Robert L. Blumenthal is a first cousin of Messrs. Irvin, Lester, and Milton Levy. Certain information regarding each nominee and director is set forth below. The number of shares beneficially owned by each nominee is listed under "Security Ownership of Principal Stockholders and Management."

                                Class I Directors

      Rawles Fulgham, 72, has been a director of NCH since 1981. Mr. Fulgham was an executive director of Merrill Lynch Private Capital Inc. from 1982 until 1989, and served as a Senior Advisor to Merrill Lynch & Co., Inc. from 1989 until 1998. He was also a director, the Chairman of the Board and Chief Executive Officer of Global Industrial Technologies, Inc., located in Dallas, Texas, until it was acquired by RHI-AG, located in Vienna, Austria, on December 31, 1999. Mr. Fulgham also served on the Board of Directors of
BancTec, Inc. and currently serves on the Audit and Advisory Committees of Dorchester Hugoton, Ltd. From 1975 through October 1998, he served on the Board of Directors of Dresser Industries, Inc. until it was merged with Halliburton Company. Mr. Fulgham is a member of the Audit Committee and the Compensation Committee.

      Lester A. Levy, 77, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Board of Directors of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

      At the meeting of the Board of Directors scheduled to take place on July 27, 2000, the directors expect to appoint Robert M. Levy and Lester A. Levy, Jr. as new Class I directors. These appointments will fill the vacant Class I director positions created by the expansion of the Board of Directors and the resignation of Lester A. Levy, as described above.

      Robert M. Levy, 41, joined NCH in 1985 after attending business school at the University of Texas at Austin. His initial responsibility was in domestic chemical marketing, after which he served in management positions with increasing responsibility in Europe and the United States. He is an officer and/or director of several of NCH's subsidiaries.

      Lester A. Levy, Jr., 39, joined NCH in 1985 after attending business school at Northwestern University. His initial responsibility was in domestic chemical sales, after which he served in management positions with increasing responsibility in Europe and the United States. Mr. Levy is an officer and/or director of several of NCH's subsidiaries.

                               Class II Directors

      Robert L. Blumenthal, 69, has engaged in the practice of law since 1957. He is a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., which serves as NCH's legal counsel.

      Thomas B. Walker, Jr., 76, has been a director of NCH since 1987. Mr. Walker was a general partner of Goldman, Sachs & Co. from 1968 until 1984 and a limited partner of The Goldman Sachs Group, L.P. ("Goldman Sachs") from 1984 through May 1999, when he assumed his current position as a Senior Director to Goldman Sachs. Mr. Walker is also a director of Sysco Corporation and Riviana Foods, Inc. He is a member of the Audit Committee and the Compensation Committee.

      Milton P. Levy, Jr., 74, has been a director and officer of NCH since 1947, and since 1965 has served as Chairman of the Executive Committee of NCH. He is either the president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee.

      At the meeting of the Board of Directors scheduled to take place on July 27, 2000, the directors expect to appoint John I. Levy as a new Class II director in order to fill the vacant Class II director position created by the resignation of Milton P. Levy, Jr., as described above.

      John I. Levy, 38, joined NCH in 1985 after attending business school at Southern Methodist University. His initial responsibility was in corporate planning, after which he served in management positions with increasing responsibility in Europe and the United States. Mr. Levy is currently an officer and/or director of several of NCH's subsidiaries.

                        Class III Directors and Nominees

      Jerrold M. Trim, 63, has been a director of NCH since 1980 and is the President and majority shareholder of Windsor Association, Inc., which is engaged primarily in investment consulting services. He is a member of the Audit Committee and the Compensation Committee.

      Irvin L. Levy, 71, has been a director and an officer of NCH since 1950, and has served as NCH's President since 1965. He is either president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee. If re-elected as a Class III director by the NCH stockholders at the Meeting on July 27, 2000, Mr. Levy shall serve as Chairman of the Board of Directors of NCH.

      Walter M. Levy, 45, joined NCH in 1980 after attending business school at the University of Virginia. His initial responsibility was in field sales, after which he served in management positions with increasing responsibility in Europe, Asia and the United States. He is currently an officer and/or director of several of NCH's subsidiaries.

      Ronald G. Steinhart, 60, is the Vice Chairman of the Board of Directors of Bank One, Texas. He served as President and Chief Operating Officer of InterFirst Corporation from 1981 through 1988, at which time he became Chairman and Chief Executive Officer of Deposit Guaranty Bank (later renamed Team Bank). After Team Bank's merger with Bank One, Texas in 1992, Mr. Steinhart was named President and Chief Operating Officer. In 1995, Mr. Steinhart was appointed Chairman and Chief Executive Officer of Bank One, Texas, and in 1996, he was appointed Chairman and Chief Executive Officer of Bank One Corporation's Commercial Banking Group. After the merger of Bank One Corporation with First Chicago NBD Corporation in 1998, Mr. Steinhart was named to the Management Committee, in which capacity he served until his retirement in January 2000. Mr. Steinhart also serves as a Trustee of Prentiss Properties Trust, a publicly-traded real estate investment trust.

      If any of the above nominees for Class III directors should become unavailable to serve as a director, then the shares represented by proxy will be voted for such substitute nominees as may be nominated by the Board of Directors. NCH has no reason to believe that any of the above nominees are, or will be, unavailable to serve as a director.

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

      The Compensation Committee recommends to the Board of Directors the salaries of the members of the Executive Committee.

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

Report on Executive Compensation

Responsibility for Executive Compensation

      Three outside directors, as the Compensation Committee of NCH (Messrs. Fulgham, Trim, and Walker), have primary responsibility for recommending to the Board the executive compensation program for the members of the Executive Committee. The Compensation Committee recommends to the Board annual base compensation for the members of the Executive Committee and is responsible for administering and approving incentive compensation for the members of the Executive Committee. The Executive Committee is responsible for setting the compensation for all other officers of NCH.

Executive Compensation Strategy

      With respect to compensation of all key executives other than those executives whose compensation is determined by the Compensation Committee, NCH's strategy is generally as follows:

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

Compensation for the Members of the Executive Committee

      In 1994, the Compensation Committee, with assistance from an outside consulting firm, determined the competitiveness of the compensation for the Office of the Executive Committee. Based on survey and proxy analyses performed by the consulting firm, the Compensation Committee adopted the incentive bonus plan described below. All of the companies in the peer group in NCH=s performance graph on page 9 of this Proxy Statement, other than Lilly Industries and Lubrizol Corporation, were included in the analysis performed by the consulting firm. Although no formula or preset goal is used in setting the base salary for the Office of the Executive Committee, performance in sales and earnings as well as the current economic and competitive environment is considered.

      NCH has adopted a separate strategy with respect to the incentive compensation of the Office of the Executive Committee, as currently composed. Since these individuals are very significant long-term stockholders of NCH, some of the typical approaches to executive compensation that exist in the marketplace have not necessarily been relevant at NCH. Long-term incentive programs are implemented for senior executives to create a link between the corporation's performance and the executive's own personal wealth. In light of the shareholding of Messrs. Irvin and Lester Levy, they are already significantly impacted financially by NCH's overall performance. The Compensation Committee generally feels that in this situation any long-term incentive program should be tied to salary or bonus.

      To qualify all compensation paid to the Executive Committee of the Board of Directors as a deductible expense under ss. 162 of the Internal Revenue Code (the "Code"), on April 28, 1994, the Compensation Committee of the Board of Directors adopted an incentive bonus plan (the "Bonus Plan"), for the Office of the Executive Committee, which was approved by the stockholders at the 1994 Annual Meeting.

      The Bonus Plan provides a formula for determining the amounts of annual bonuses to be paid to each member of the Executive Committee. Bonus amounts will depend on the amount by which NCH's net income after taxes, but before accrual for any bonus under the Bonus Plan, for a particular fiscal year increases over its net income before accrual for any bonus for the preceding fiscal year. An amendment to the original formula for determining the amounts of annual bonuses was adopted by the Compensation Committee on June 7, 1996, which was approved by the stockholders at the 1996 Annual Meeting, because the formula could have resulted in a member receiving over $1 million in annual compensation, which amount in excess of $1 million would not have been deductible by NCH under ss. 162(m) of the Code. As amended, the formula provides as follows. Increases from 10% to less than 15% will result in payment of a $225,000 bonus to each member of the Executive Committee. Increases of 15% or greater will result in payment of a $325,000 bonus to each Executive Committee member. For fiscal 2000, no bonus was payable because NCH's net income did not increase by 10% or more over its net income for fiscal 1999.

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

      NCH's Board of Directors (with the subject members abstaining) determines the salaries of the members of the Executive Committee after recommendation of the Compensation Committee, whose members are Rawles Fulgham, Jerrold M. Trim, and Thomas B. Walker, Jr.

Executive Compensation

      The following table summarizes the compensation paid to Messrs. Irvin, Lester, and Milton Levy, who together comprised the Executive Committee, and to NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 2000) for services rendered in all capacities to NCH during the fiscal years ended April 30, 2000, 1999, and 1998.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation(1)
    Name and              Fiscal      ----------------------      All Other
Principal Positions        Year       Salary(2)      Bonus      Compensation (3)
------------------------  -----       --------       -----      ----------------

Irvin L. Levy, President     2000    $916,505          --          $4,200
                             1999     913,106          --           4,000
                             1998     889,420          --           4,000


Lester A. Levy,              2000    $918,264          --          $3,200
Chairman of the Board        1999     918,667          --           3,200
                             1998     894,087          --           3,200


Milton P. Levy, Jr.,         2000    $920,355          --          $3,200
Chairman of the Executive    1999     920,636          --           3,200
Committee                    1998     896,074          --           3,200


Thomas F. Hetzer,            2000    $250,918          --          $4,200
Vice President - Finance     1999     235,995       $11,000         4,000
                             1998     221,331        28,000         4,000


Glen L. Scivally,            2000    $215,603          --          $4,200
Vice President and           1999     205,765        $6,000         4,000
Treasurer                    1998     195,846        27,000         4,000

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

Retirement Agreements

      NCH has entered into retirement agreements allowing retirement at any time after age 59-1/2 with Messrs. Irvin, Lester, and Milton Levy that provide for lifetime monthly payments and guarantee 120 monthly payments beginning at death, retirement, or disability. Payment under these agreements is $500,000 per year for each of Messrs. Irvin, Lester and Milton Levy, subject to adjustment each year for increases in the United States Consumer Price Index for the preceding year. The Board of Directors expects that Lester Levy shall retire as Chairman of the Board of Directors effective as of the Meeting, and that Milton Levy shall retire as Chairman of the Executive Committee effective as of the Meeting.

Executive Vice Presidents

      Mssrs. John I. Levy, Lester A. Levy, Jr., Robert M. Levy and Walter M. Levy were each elected to serve as an Executive Vice-President of NCH by the Board of Directors effective as of May 1, 2000.


               FIVE YEAR COMPARISON OF CUMULATIVE TOTAL RETURN

      The following graph presents NCH's cumulative stockholder return during the period beginning April 30, 1995, and ending April 30, 2000. NCH is compared to the S&P 500 and a peer group consisting of companies that collectively represent lines of business in which NCH competes. The companies included in the peer group index are Betz Laboratories, Inc. ("Betz"), The Dexter Corporation, Ecolab Inc., Lawson Products, Inc., Lilly Industries, Lubrizol Corporation, Nalco Chemical Company ("Nalco"), National Service Industries, Inc., Petrolite Corporation ("Petrolite"), Premier Industrial Corporation ("Premier"), Quaker Chemical Corporation, Safety-Kleen Corporation, and Snap-On Tools Corporation. During fiscal year 1997, Premier was acquired by another corporation. Since Premier's shareholder return is no longer available, they were excluded from the peer group for performance after 1996. During fiscal year 1998, Petrolite was acquired by another corporation, and was excluded from the peer group for performance after 1997. During fiscal year 1999, Betz was acquired by another corporation, and was excluded from the peer group for performance after 1998. During fiscal year 2000, Nalco was acquired by another corporation, and was excluded from the peer group for performance after 1999. Each index assumes $100 invested at the close of trading on April 30, 1995, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

[STOCK PERFORMANCE GRAPH FILED UNDER COVER OF FORM S-E]



                           1995    1996    1997    1998    1999    2000
                           ----    ----    ----    ----    ----    ----
   NCH Corporation          100      94     106     109      96      79
   S&P 500 Index            100     130     163     230     280     308
   Peer Group               100     114     143     174     170     140

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

                              SECURITY OWNERSHIP OF
                      PRINCIPAL STOCKHOLDERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of NCH's Common Stock as of June 1, 2000, by: (i) persons known to management to beneficially own more than 5% of NCH's Common Stock; (ii) each director and nominee for director; (iii) the three persons holding the office of the Executive Committee and NCH's two other most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 2000); and
(iv) all directors and executive officers of NCH as a group. Also included in the table is the beneficial ownership of NCH's Common Stock as of June 1, 2000 by Mssrs. John I. Levy, Lester A. Levy, Jr., Robert M. Levy and Walter M. Levy, who were each elected to serve as an Executive Vice-President of NCH by the Board of Directors effective as of May 1, 2000. Except as noted below, each person included in the table has sole voting and investment power with respect to the shares that the person beneficially owns.

               Name of              Amount & Nature
         Beneficial Owner       of Beneficial Ownership    Percent of Class
      -----------------------   -----------------------    ----------------
      Robert L. Blumenthal                   2,683                *
      Rawles Fulgham (1)                     2,000                *
      Thomas F. Hetzer                           0                -
      Irvin L. Levy (2)(3)               1,444,576            26.7%
      Lester A. Levy (2)(4)              1,437,612            26.6%
      Milton P. Levy, Jr. (2)(5)            44,000                *
      John I. Levy (6)                      84,234             1.6%
      Lester A. Levy, Jr. (7)               23,942                *
      Robert M. Levy (8)                    69,220             1.3%
      Walter M. Levy (9)                    24,218                *
      Glen L. Scivally                           0                -
      Ronald G. Steinhart                        0                -
      Jerrold M. Trim (10)                       0                -
      Thomas B. Walker, Jr.                 10,000                *

      All directors and executive        3,142,485            58.1%
      officers as a group (14 people)

      Dimensional Fund Advisors, Inc.(11)  340,200             6.3%
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

(4) Lester A. Levy owns a life estate interest in 685,194 shares included in the table over which he has sole voting and investment power, and his children own a remainder interest in such 685,194 shares. The table includes 29,000 shares held as cotrustee with his brothers for a family trust over which he shares voting and investment power, the beneficial ownership of which Mr. Levy disclaims.

(5) The table includes 29,000 shares held by Milton P. Levy, Jr. as cotrustee with his brothers for a family trust over which he shares voting and investment power, the beneficial ownership of which Mr. Levy disclaims.

(6) The table includes 1,353 shares held by the wife of John I. Levy, the beneficial ownership of which Mr. Levy disclaims, and 1,798 shares held by the children of John I. Levy, the beneficial ownership of which Mr. Levy disclaims. The table also includes options held by John I. Levy exercisable within 60 days to acquire 9,220 shares. John I. Levy and a trust for the benefit of Mr. Levy's family additionally hold, in the aggregate, a remainder interest in 500,000 shares held by his father, Irvin L. Levy (see footnote (3) above).

(7)         The  table   includes   options  held  by  Lester  A.  Levy,   Jr.
            exercisable within 60 days to acquire 9,220 shares. Lester A. Levy, Jr. additionally holds a remainder interest in 228,398 shares held by his father, Lester A. Levy (see footnote (4) above).

(8) The table includes options held by Robert M. Levy exercisable within 60 days to acquire 9,220 shares. Robert M. Levy and a trust for the benefit of Mr. Levy's family additionally hold, in the aggregate, a remainder interest in 500,000 shares held by his father, Irvin L. Levy (see footnote (3) above).

(9) The table includes 1,445 shares held by the wife of Walter M. Levy, the beneficial ownership of which Mr. Levy disclaims, and 6,005 shares held by Walter M. Levy as trustee for family trusts for the benefit of his children, the beneficial ownership of which Mr. Levy disclaims. The table also includes options held by Walter M. Levy exercisable within 60 days to acquire 9,220 shares. Walter M. Levy (and entities controlled by Walter M. Levy) additionally holds a remainder interest in 228,398 shares held by his father, Lester A. Levy (see footnote (4) above).

(10) Windsor Association, Inc., of which Mr. Trim is President, has a corporate policy against its employees owning any publicly traded securities.

(11) The table sets forth Dimensional Fund Advisors, Inc.'s stockholding based on its latest Schedule 13G filed with the SEC as of February 3, 2000. Dimensional Fund Advisors, Inc. reports its address as 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. It has sole dispositive power over 340,200 shares, shared dispositive power over 0 shares, sole voting power over 340,200 shares, and shared voting power over 0 shares.

               INFORMATION WITH RESPECT TO STOCKHOLDER PROPOSAL

      William Steiner, 4 Radcliff Drive, Great Neck, New York 11024, a stockholder of NCH , has notified NCH of his intention to introduce the following proposal at the Meeting. Mr. Steiner's proposed resolution and supporting statement, for which the Board of Directors and NCH accept no responsibility, are set forth below. THE BOARD OF DIRECTORS OPPOSES THIS PROPOSAL FOR THE REASONS STATED BELOW.

                            MAXIMIZE VALUE RESOLUTION

            Resolved that the shareholders of NCH Corporation urge the NCH Corporation Board of Directors to arrange for the prompt sale of NCH Corporation to the highest bidder.

            The purpose of the Maximize Value Resolution is to give all NCH Corporation shareholders the opportunity to send a message to the NCH Corporation Board that they support the prompt sale of the NCH Corporation to the highest bidder. A strong and or majority vote by the shareholders would indicate to the board the displeasure felt by the shareholders of the shareholder returns over many years and the drastic action that should be taken. Even if it is approved by the majority of the NCH Corporation shares represented and entitled to vote at the annual meeting, the Maximize Value Resolution will not be binding on NCH Corporation Board. The proponent, however, believes that if this resolution receives substantial support from the shareholders, the board may choose to carry out the request set forth in the resolution:

            The prompt auction of NCH Corporation should be accomplished by any appropriate process the board chooses to adopt including a sale to the highest bidder whether in cash, stock, or a combination of both. It is expected that the board will uphold its fiduciary duties to the utmost during the process.

            The proponent further believes that if the resolution is adopted, the management and the board will interpret such adoption as a message from the company's stockholders that it is no longer acceptable for the board to continue with its current management plan and strategies.

                I URGE YOUR SUPPORT.  VOTE FOR THIS RESOLUTION.
                ----------------------------------------------

      The Board of Directors recommends a vote against this proposal. In the judgement of the directors, the proposed action would not be timely nor in the best interest of all of the stockholders.

                              SELECTION OF AUDITORS

      The Board of Directors has appointed KPMG LLP, Certified Public Accountants, to continue to be the principal independent auditors of NCH, subject to stockholder ratification at the Meeting. A representative of that firm has been requested to be present at the Meeting and will have an opportunity to make a statement if the representative desires to do so and to respond to appropriate questions.

                            PROPOSALS OF STOCKHOLDERS

      Stockholders of NCH who intend to present a proposal for action at the 2001 Annual Meeting of Stockholders of NCH must notify NCH's management of such intention by notice received at NCH's principal executive offices not less than 120 days in advance of June 27, 2001, for such proposal to be included in NCH's proxy statement and form of proxy relating to such meeting.

                                  ANNUAL REPORT

      The Annual Report for the year ended April 30, 2000, is being mailed to stockholders with this Proxy Statement. The Annual Report is not to be regarded as proxy soliciting material. NCH will provide without charge to each stockholder to whom this Proxy Statement and the accompanying form of proxy are sent, on the written request of such person, a copy of NCH's annual report on Form 10-K for the fiscal year ended April 30, 2000, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission. Requests should be directed to NCH Corporation, Attention: Secretary, P. O. Box 152170, Irving, Texas 75015.

                                            Irvin L. Levy,
                                            President

Irving, Texas
Dated:  June 27, 2000

   PROXY CARD


                              NCH CORPORATION


                 ANNUAL MEETING OF STOCKHOLDERS-JULY 27, 2000
         THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

   The undersigned, revoking all prior proxies, hereby appoints James H. Stone, Tom Hetzer, and Joe Cleveland, and any one or more of them, proxy or proxies, with full power of substitution in each, and hereby authorizes them to vote for the undersigned and in the undersigned's name, all shares of common stock of NCH Corporation (the "Company") standing in the name of the undersigned on June 1, 2000, as if the undersigned were personally present and voting at the Company's annual meeting of stockholders to be held on July 27, 2000, in Dallas, Texas, and at any adjournment thereof, upon the matters set forth on the reverse side hereof.

   This proxy when properly executed will be voted in the manner directed herein by the undersigned stockholder. IF NO DIRECTION IS MADE, THEN THIS PROXY WILL BE VOTED FOR PROPOSALS 1 AND 2 AND AGAINST PROPOSAL 3, AND IN THE PROXIES' DISCRETION ON ALL OTHER MATTERS THAT MAY PROPERLY COME BEFORE THE ANNUAL MEETING, INCLUDING MATTERS INCIDENT TO THE CONDUCT OF SUCH MEETING.

            (Continued and to be signed on reverse side)

                                    FOR         WITHHOLD AUTHORITY
   1.   Election of Directors       / /                / /

   Nominees:  Jerrold M. Trim, Irvin L. Levy, Walter M. Levy, and Ronald G.
     Steinhart

   ---------------------------------------------------------------------
   Instruction: To withhold authority to vote for all nominees, mark the Withhold Authority box. To withhold authority to vote for any individual nominees, write the nominee's name on the line above.


   2. Proposal to ratify the appointment of KPMG LP as independent auditors of NCH Corporation.

   FOR   / /      AGAINST   / /      ABSTAIN   / /


   3.   Proposal submitted by a stockholder.

  FOR   / /      AGAINST   / /      ABSTAIN   / /

   4. In their discretion, the proxies are authorized to vote upon any other matters that may properly come before the meeting or any adjournment thereof, subject to the limitations set forth in the applicable regulations under the Securities Exchange Act of 1934.

   Dated:                                             , 2000
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