Form 10-Q
period 2000-07-31
NCH CORP
filed 2000-09-11
CIK 69960

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended July 31, 2000              Commission file number 1-5838

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

                                                      Total Shares
                                                     Outstanding at
                Class                               September 7, 2000

     Common Stock, $1 Par Value                         5,307,423

                                 NCH CORPORATION
                                      INDEX



                                                                  Page No.

Part I.           Financial Information:

          Consolidated Balance Sheets --
            July 31, 2000 and April 30, 2000                          3

          Consolidated Statements of Income --
            Three Months Ended
            July 31, 2000 and 1999                                    4

          Consolidated Statements of Cash Flows --
            Three Months Ended July 31, 2000 and 1999                 5

          Notes to Consolidated Financial Statements               6 - 10

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations         11 - 20


Part II.       Other Information                                     21



                        NCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In Thousands Except Share and Per Share Data)

                                                     July 31,       April 30,
                                                       2000           2000
                                                    -----------    -----------
                                                    (Unaudited)

Assets
Current Assets
    Cash and cash equivalents                         $ 31,985       $ 32,146
    Marketable securities                               23,049         20,429
    Accounts receivable, net                           130,958        133,839
    Inventories                                         95,388         93,536
    Prepaid expenses                                     8,673          6,215
    Deferred income taxes                               13,614         13,691
                                                    -----------    -----------
       Total Current Assets                            303,667        299,856
                                                    -----------    -----------

Property, Plant and Equipment                          185,113        190,475
    Accumulated depreciation                           119,247        120,242
                                                    -----------    -----------
                                                        65,866         70,233
                                                    -----------    -----------

Deferred Income Taxes                                   36,449         36,781
                                                    -----------    -----------

Other                                                   18,773         20,243
                                                    -----------    -----------

       Total                                         $ 424,755      $ 427,113
                                                    ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities
    Notes payable to banks                             $ 1,662        $ 5,956
    Current maturities of long-term debt                 5,971          5,971
    Accounts payable                                    41,946         40,196
    Accrued expenses                                    27,488         26,766
    Income taxes payable                                 8,396          6,176
    Dividends payable                                    1,863          1,893
                                                    -----------    -----------
       Total Current Liabilities                        87,326         86,958
                                                    -----------    -----------

Long-term Debt, less current maturities                 10,311         12,049
                                                    -----------    -----------

Retirement and Deferred Compensation Plans             115,608        115,344
                                                    -----------    -----------

Stockholders' Equity
    Common stock, par value $1 per share, authorized
       20,000,000 shares.  Issued 11,769,304 shares     11,769         11,769
    Additional paid-in capital                          12,714         12,714
    Retained earnings                                  508,356        501,146
    Accumulated other comprehensive loss               (47,652)       (42,389)
                                                    -----------    -----------
                                                       485,187        483,240
    Less treasury stock
       (6,445,581 and 6,361,081 shares)                273,677        270,478
                                                    -----------    -----------

                                                       211,510        212,762
                                                    -----------    -----------

       Total                                         $ 424,755      $ 427,113
                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.



                        NCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statement of Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                 Three Months Ended
                                                      July 31,
                                                 --------------------
                                                   2000       1999
                                                 ---------  ---------

Net Sales                                        $ 181,328  $ 184,296
                                                 ---------  ---------
Operating Expenses
    Cost of sales, including warehousing and
       commissions                                 99,130     97,013
    Marketing and administrative expenses          69,486     74,841
                                                 ---------  ---------
                                                  168,616    171,854
                                                 ---------  ---------

Operating Income                                   12,712     12,442

Other Expenses
    Revaluation of foreign currencies                (174)      (805)
    Interest income                                   716        253
    Interest expense                               (1,154)    (1,061)
    Gain on sale of land                            2,836          -
                                                 ---------  ---------

Income from Continuing Operations before
    Income Taxes                                   14,936     10,829
Provision for Income Taxes                          5,863      4,391
                                                 ---------  ---------
Income from Continuing Operations                   9,073      6,438
                                                 ---------  ---------

Discontinued Operations:
Loss from Discontinued Operations, net
    of income taxes                                     -       (177)
                                                 ---------  ---------

Net Income                                        $ 9,073    $ 6,261
                                                 =========  =========

Weighted Average Number of Shares
    Outstanding
       Basic                                        5,367      5,408
                                                 =========  =========
       Diluted                                      5,367      5,408
                                                 =========  =========

Earnings Per Share from Continuing
    Operations
       Basic                                       $ 1.69     $ 1.19
                                                 =========  =========
       Diluted                                     $ 1.69     $ 1.19
                                                 =========  =========

Total Earnings Per Share
       Basic                                       $ 1.69     $ 1.16
                                                 =========  =========
       Diluted                                     $ 1.69     $ 1.16
                                                 =========  =========

Cash Dividend Paid Per Share                       $ 0.35     $ 0.35
                                                 =========  =========
Cash Dividend Declared Not Paid                    $ 0.35     $ 0.35
                                                 =========  =========

The accompanying notes are an integral part of these financial statements.



                        NCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                              July 31,
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------

Cash Flows from Operating Activities
    Income from Continuing Operations                    $ 9,073     $ 6,438
    Adjustments to reconcile Income from
         Continuing Operations to net cash
         provided by Continuing Operations:
      Depreciation and amortization                        3,111       3,280
      Provision for losses on accounts receivable          1,069       1,316
      Deferred income taxes                                  509         245
      Retirement and deferred compensation plans              30       1,042
      Gain on sale of land                                (2,836)          -
      Other noncash items                                    (54)         57
      Changes in assets and liabilities, excluding net
         assets acquired in the purchase of businesses:
         Accounts receivable                              (2,951)     (2,606)
         Inventories                                      (2,150)        315
         Prepaid expenses                                 (2,411)       (721)
         Accounts payable, accrued expenses and income
           taxes payable                                   5,822       2,756
         Other noncurrent assets                            (235)       (435)
                                                        ---------   ---------
    Net cash provided by Continuing Operations             8,977      11,687
                                                        ---------   ---------
    Cash flow from Discontinued Operations                    74         (89)
                                                        ---------   ---------
      Net cash provided by operating activities            9,051      11,598
                                                        ---------   ---------

Cash Flows from Investing Activities
    Sales of property, plant and equipment                 6,268         453
    Purchases of property, plant and equipment            (2,734)     (3,061)
    Redemptions of marketable securities                   3,391       1,085
    Purchases of marketable securities                    (5,933)       (981)
    Acquisitions of businesses                                 -        (241)
    Other                                                   (991)     (1,005)
                                                        ---------   ---------
      Net cash provided (used) in investing activities         1      (3,750)
                                                        ---------   ---------

Cash Flows from Financing Activities
    Proceeds from notes payable                              249         759
    Payments of notes payable                             (4,152)       (166)
    Additional long term debt                                132           -
    Payments of long term debt                              (151)       (154)
    Borrowing of cash surrender values                     2,436       1,143
    Payments of dividends                                 (1,893)     (1,893)
    Purchase of treasury stock                            (3,219)          -
                                                        ---------   ---------
      Net cash used in financing activities               (6,598)       (311)
                                                        ---------   ---------

Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                                  (2,615)     (1,176)
                                                        ---------   ---------

Net Increase in Cash and Cash Equivalents                   (161)      6,361

Cash and Cash Equivalents at Beginning of Year            32,146      19,814
                                                        ---------   ---------

Cash and Cash Equivalents at End of Period               $31,985    $ 26,175
                                                        =========   =========

The accompanying notes are an integral part of these financial statements.





                        NCH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of July 31, 2000, the results of its operations and cash flows for the three months ended July 31, 2000 and 1999.

The accounting policies followed by NCH Corporation (the Company) are set forth in Note 1 to the Company's consolidated financial statements in the 2000 NCH Corporation Annual Report to Shareholders, which is included in Part II of Form 10-K.

The results of operations for the three month period ended July 31, 2000, are not necessarily indicative of the results to be expected for the full year.


2.  Discontinued Operations


In the second quarter of the prior year, the Company sold substantially all the net assets of Resource Electronics Inc., a subsidiary of the Company. This sale closed on November 11, 1999. The net assets and liabilities that were transferred consisted primarily of accounts receivable, inventories, fixed assets, and accounts payable. The selling price for these net assets was $12,697,000 in cash and was received by the Company in November 1999.

The consolidated  financial  statements for prior periods have been restated and
the  financial  position,   operating  results,   and  cash  flows  of  Resource
Electronics are also shown separately as discontinued operations.

Due to the sale of Resource Electronics in the second quarter of the prior year, there were no net sales related to Resource Electronics in the current year. Net sales of Resource Electronics for the three months ended July 31, 1999 were $15,938,000. This amount is not included in net sales in the accompanying Consolidated Statements of Income.

As shown on the accompanying Consolidated Statements of Income, amounts relating to discontinued operations are as follows (in thousands except per share amounts):

                                            Three Months Ended
                                                 July 31,
                                          ------------------------
                                             2000         1999
                                          -----------  -----------
      Loss from Discontinued                    $  -       $(209)
           Operations before taxes
      Income Taxes                                 -           32
                                          -----------  -----------
      Loss from Discontinued
           Operations                           $  -       $(177)
                                          ===========  ===========


      Per share - basic and diluted
           Loss from Discontinued
              Operations                        $  -     $ (0.03)
                                          ===========  ===========



3.  Inventories

Inventories consisted of the following (in thousands of dollars):


                                           July 31,        April 30,
                                             2000             2000
                                         ------------     ------------
          Raw Materials                      $13,928          $16,137
          Finished Goods                      80,188           75,947
          Sales Supplies                       1,272            1,452
                                         ------------     ------------

                                             $95,388          $93,536
                                         ============     ============


4.  Earnings Per Share

Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only potential common stock equivalents and are considered in the diluted earnings per share calculations if dilutive. For the three month periods ended July 31, 2000 and 1999, options totaling 401,402 and 316,090, respectively, were excluded as their effect would have been antidilutive.

5.  Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended July 31, 2000 and 1999 are as follows (in thousands):

                                            Three Months Ended
                                                 July 31,
                                          -----------------------
                                            2000         1999
                                          ----------  -----------
      Net income                            $ 9,073      $ 6,261
      Unrealized gain (loss) on
           available-for-sale securities                       8
                                                 51
      Foreign currency translation
           adjustment
                                             (5,314)     (2,747)
                                          ----------  -----------

      Comprehensive income                  $ 3,810      $ 3,522
                                          ==========  ===========


The components of accumulated other comprehensive loss, net of related tax, at July 31, 2000 and April 30, 2000, are as follows (in thousands):


                                              July 31,         April 30,
                                                2000             2000
                                            -------------     ------------
Unrealized gain on
     available-for-sale securities               $  199           $  148
Foreign currency translation
     adjustment                                 (47,851)         (42,537)
                                            -------------     ------------
Accumulated other
     comprehensive loss                        $(47,652)        $(42,389)
                                            =============     ============

6.  Segment Information

The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has six segments:
Chemical Specialties, Plumbmaster Group, Partsmaster Group, Landmark Direct, DBS Services Group, and Other Product Lines. The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for individual segments, administrative expenses incurred at the Company's corporate headquarters that are common to more than one segment are allocated on a usage basis. Note that the disclosures for the quarter ended July 31, 1999 included the Resource Electronics segment, which is now included in discontinued operations. Additionally, DBS Services Group was previously included in the Other Product Lines segment. Information for the quarter ended July 31, 1999 has been restated to conform to the current segment determination.

The following tables present a summary of the Company's segments for the three-month period ended July 31, 2000 and 1999 (in thousands):

                                             Net Sales
                                      -------------------------
                                         Three Months Ended
                                              July 31,
                                      -------------------------
                                         2000          1999
                                      -----------   -----------

Chemical Specialties                    $100,729      $105,394
Plumbmaster Group                         28,514        30,779
Partsmaster Group                         19,439        21,823
Landmark Direct                           11,955         8,833
DBS Services Group                         5,181         4,892
Other Product Lines                       15,510        12,575
                                      -----------   -----------

Net Sales                               $181,328      $184,296
                                      ===========   ===========



                                          Operating Profit
                                      -------------------------
                                         Three Months Ended
                                              July 31,
                                      -------------------------
                                         2000          1999
                                      -----------   -----------


Chemical Specialties                      $9,062        $7,123
Plumbmaster Group                          2,448         2,025
Partsmaster Group                          1,721         2,037
Landmark Direct                              (89)          (97)
DBS Services Group                           408         1,237
Other Product Lines                          734         1,011
                                      -----------   -----------

Total segment operating profit           $14,284       $13,336

Unallocated Corporate expenses            (1,572)         (894)
Revaluation of foreign currencies           (174)         (805)
Interest income                              716           253
Interest expense                          (1,154)       (1,061)
Gain on Sale of Land                       2,836             -
                                      -----------   -----------
Income from Continuing Operations
   before Income Taxes                   $14,936       $10,829
                                      ===========   ===========



7.  Supplemental Cash Flow Information

Cash payments for interest for the three months ended July 31, 2000 and 1999, were approximately $578,000 and $330,000, respectively. Cash payments for income taxes were approximately $3,149,000 and $3,797,000 for the same periods, respectively.

                        NCH CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Liquidity and Capital Resources

     In the three months ended July 31, 2000, working capital increased to $216.3 million from $212.9 million at April 30, 2000, and the current ratio was
3.5 to 1 at July 31, 2000, compared to 3.4 to 1 at April 30, 2000. The total of cash, cash equivalents and marketable securities increased by $2.5 million in the first three months to $55.0 million at July 31, 2000, as shown on the Consolidated Balance Sheets. Net cash flows from operating activities of continuing operations totaled $9.0 million. Additional cash was provided by the sales of property, plant, and equipment of $6.3 million (including the sale of land of $6.0 million). Principal uses of cash consisted of net payments of notes payable and long term debt of $3.9 million, purchases of treasury stock of $3.2 million, capital expenditures of $2.7 million, net purchases of marketable securities of $2.5 million, and payment of dividends of $1.9 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

     The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at May 31, 2000, compared to February 29, 2000. This is reflected in the foreign currency translation component of accumulated other comprehensive loss, which changed from a $42.5 million reduction of stockholders' equity at April 30, 2000, to a $47.9 million reduction of stockholders' equity at July 31, 2000.

     Accounts receivable decreased by $2.9 million in the three months ended July 31, 2000 and inventories increased by $1.9 million in the three months ended July 31, 2000, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. The change in accounts receivable shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable (net of provisions for losses) increasing by $1.9 million for the three month period. The increase in accounts receivable, exclusive of the effect of exchange rates, was due to an increase in sales in the domestic operations in the current quarter compared to the fourth quarter of last year. The Consolidated Statements of Cash Flows shows inventories increasing by $2.2 million during the three months ended July 31, 2000, exclusive of the effect of exchange rates. The increase in inventory was due to increased demand in the current quarter as compared to the fourth quarter of last year, primarily in the domestic operations.

     Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $5.8 million when measured exclusive of the effect of exchange rate changes, but increased by $4.7 million as reported on the Consolidated Balance Sheets. Accounts payable and accrued expenses increased as a result of normal business activity associated with timing of payments. The increase in income taxes payable was primarily due to normal timing differences in the amounts of tax payments in the current quarter compared to the preceding quarter.

     During the first quarter, the Company sold a parcel of surplus land for a net sales price of approximately $6.0 million, resulting in a pretax gain of $2.8 million. Expenditures for property, plant and equipment amounted to $2.7 million for the three months ended July 31, 2000, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment.

     Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, exclusive of the effect of exchange rate changes, decreased $5.6 million during the three months ended July 31, 2000. The decrease was due to the repayment of short-term loans in the Company's European subsidiaries and the repayment of domestic long-term debt. During the fourth quarter of the prior year, an environmental insurance policy was purchased and funded by a note payable in a non-cash transaction. Of the $16.3 million in long-term debt, $15.2 is a note payable related to the environmental insurance policy and $.9 million is a note payable related to the purchase of a small domestic business in fiscal 1998. The $1.7 million of notes payable to banks consist of international subsidiary borrowings in local country currencies used primarily to finance working capital requirements. The bank indebtedness shown on the Consolidated Balance Sheets was slightly affected by currency translation, and shows a decrease of $6.0 million.

      A regular quarterly dividend of $.35 per share, declared by the directors of the Company on April 28, 2000, was paid on June 15, 2000, amounting to $1.9 million. The directors of the Company declared a regular quarterly dividend of $.35 per share on July 27, 2000, payable September 15, 2000, to shareholders of record September 1, 2000.

      In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks which expires in August 2002, and is available for acquisitions and general corporate purposes. At July 31, 2000, the Company had not borrowed any amount under this credit facility.

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


Subsequent Event

     The Company has executed an agreement to sell the assets of a subsidiary. This transaction is expected to close on September 30, 2000. This subsidiary's sales for the last fiscal year were $29.5 million with operating profit of $.8 million. Financial results for this group are included in the Other Product Lines segment, and financial statements will not be restated for prior periods to reflect this transaction.

Operating Results

First Quarter Comparison - Prior Year

     Net sales from Continuing Operations for the first quarter of fiscal 2000 decreased 2% to $181.3 million as compared with $184.3 million in the same quarter of the last fiscal year. Domestically, net sales in the first quarter of the current year increased 5% over the same period in the prior year. International net sales decreased 10% as reported in U.S. dollars and were negatively affected by changes in currency translation rates. International net sales, when measured on a local currency basis, decreased 3% compared to the first quarter of the prior year, due to continued difficult economic conditions primarily in the European operations. Net sales for Chemical Specialties decreased $4.7 million, or 4% from the first quarter of the prior year, due to lower international sales, partially offset by higher domestic sales. Net sales for the Plumbmaster Group decreased $2.3 million, or 7%, compared to the prior year's first quarter, due to lower domestic and international sales. Partsmaster Group's net sales decreased $2.4 million, or 11%, as compared to the same quarter last year due to decreased international sales. Net sales for Landmark Direct increased $3.1 million, or 35%, from the prior year's first quarter, due to increased sales of medical and first aid supplies. Net sales for the DBS
Services Group increased 6%, due to increased sales of direct broadcast satellite equipment. Net sales for Other Product Lines increased $2.9 million, or 23% over the first quarter of last year, primarily due to increased sales of pet products.

     Operating expenses as a percent of net sales were 93.0% in the current quarter compared to 93.2% in the first quarter of the prior year. Consolidated operating income before other expenses and income taxes was 7.0% of net sales for the quarter ended July 31, 2000, compared to 6.8% of net sales for the quarter ended July 31, 1999. Operating profit for the Chemical Specialties Group was 27% above the first quarter of last year as a result of cost improvements in both the domestic and international areas and higher domestic sales. Operating profit for the Plumbmaster Group increased 21%, even though sales were down from last year, as a result of reductions in marketing and administrative expenses. Operating profit for the Partsmaster Group was down 16% from the prior year primarily due to the 11% decrease in sales. Landmark Direct incurred an operating loss in the first quarter due to higher cost of material, which is a seasonal fluctuation. Increased administrative expenses in the quarter reduced the operating profit of DBS Services Group. A portion of the increase in administrative expenses was from one-time expenditures such as the cost of relocating to new warehouse and office facilities. Operating profit for Other Product Lines decreased $.3 million due to lower product margins.

     In the quarter ended July 31, 2000, interest expense was $1.2 million compared to $1.1 million in the same quarter of the prior year. Interest income was $.7 million in the quarter ended July 31, 2000 as compared to $.3 million in the quarter ended July 31, 1999. Revaluation of foreign currencies resulted in a loss of $.2 million in the first quarter of the current year compared to a loss of $.8 million in the same period last year. The sale of land in the current quarter resulted in a gain of $2.8 million, as discussed above.

     Provision for income taxes was 39.3% of income from continuing operations before income taxes in the first quarter of the current year compared to 40.5% of income from continuing operations before income taxes in the prior year. This decrease is due to variations in individual country income levels and tax rates in the international subsidiaries. Income from continuing operations was 5.0% of net sales for the quarter ended July 31, 2000, compared to 3.5% of net sales in the quarter ended July 31, 1999.

     The net assets of Resource Electronics Inc. were sold in the second quarter of the prior year. For the quarter ended July 31, 1999, the operating loss, net of income taxes, for discontinued operations was $.2 million.

     As a result of the preceding information, net income, including the results of discontinued operations, was 5.0% of net sales for the current quarter as compared to 3.4% for the first quarter of last year.

First Quarter Comparison - Preceding Quarter

     Net sales from Continuing Operations of $181.3 million for the first quarter of fiscal 2001 were 1% higher than the $179.4 million net sales for the fourth quarter of fiscal 2000. International net sales were 1% higher when measured in U.S. dollars, and domestic net sales were also 1% higher than the previous quarter. Net sales for Chemical Specialties increased $1.4 million, or 1% from the prior quarter due to higher international sales, partially offset by lower domestic sales. Net sales for Plumbmaster Group decreased $2.2 million, or 7% from the prior quarter due to lower domestic sales. Partsmaster Group's net sales decreased $1.6 million, or 8% as compared to the fourth quarter of the prior year due to lower domestic and international sales. Net sales for Landmark Direct increased $4.2 million, or 54% from the prior quarter due to seasonal fluctuations in sales of medical and first aid supplies. Net sales for DBS Services Group increased slightly from the prior quarter due to increased sales of direct broadcast satellite equipment. Net sales for Other Product Lines decreased slightly as compared to the prior quarter.

     Operating expenses were 93.0% of net sales in the current quarter, and consolidated operating income before other expenses and income taxes was 7.0% of net sales for the current quarter. In the fourth quarter of the prior year, operating expenses were approximately $181.2 million, resulting in a $2.4 million consolidated operating loss before other expenses and income taxes. The increase in operating expenses for the fourth quarter of the prior year was due to an accrual for increased environmental remediation expenses of approximately $16.1 million. In the Chemical Specialties segment, operating income increased $18.4 million as compared to the fourth quarter of the prior year due to the environmental costs discussed above. Operating profit for the Plumbmaster Group decreased $.3 million as compared to the prior quarter due to lower sales and higher operating expenses. Operating profit decreased $1.2 million, or 40%, for the Partsmaster Group over the fourth quarter due to decreased international and domestic sales and lower domestic margins. Landmark Direct had a $.6 million increase in operating profit as compared to the prior quarter due to seasonal sales fluctuations mentioned above. Operating profit for DBS Services Group decreased $.8 million due to increased product costs and administrative expenses. Operating profit for Other Product Lines decreased $.7 million as compared to the prior quarter due to lower product margins.

     Interest expense amounted to $1.2 million in the three months ended July 31, 2000, compared to $2.3 million in the three months ended April 30, 2000. Interest income was $.7 million for both the current quarter and the fourth quarter of the prior year. The revaluation of foreign currencies resulted in a loss of $.2 million in current quarter compared to a loss of $.9 million in the previous quarter. The sale of land in the current quarter resulted in a gain of $2.8 million, as discussed above.

     Provision for income taxes amounted to 39.3% of income from continuing operations before income taxes in the quarter ended July 31, 2000. Net income was 5.0% of net sales for the quarter ended July 31, 2000. Due to the environmental costs discussed above, the net loss for the fourth quarter of the prior fiscal year was $4.9 million.


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

                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended July 31, 2000.






                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             NCH Corporation
                                            ---------------------------------
                                             (Registrant)




Date:     September 11, 2000                  /s/   Tom Hetzer
         -------------------                ----------------------------------
                                            Tom Hetzer
                                            Vice President - Finance
                                            (Principal Accounting Officer)