Form 10-Q
period 2000-10-31
NCH CORP
filed 2000-12-08
CIK 69960

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 31, 2000     Commission file number 1-5838

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

                                                      Total Shares
                                                     Outstanding at
                Class                               December 7, 2000

     Common Stock, $1 Par Value                         5,307,330

                                 NCH CORPORATION
                                      INDEX



                                                                  Page No.

Part I.           Financial Information:

          Consolidated Balance Sheets --
            October 31, 2000 and April 30, 2000                       3

          Consolidated Statements of Income --
            Three Months and Six Months Ended
            October 31, 2000 and 1999                                 4

          Consolidated Statements of Cash Flows --
            Six Months Ended October 31, 2000 and 1999                5

          Notes to Consolidated Financial Statements               6 - 11

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations         12 - 23


Part II.       Other Information                                     24



                        NCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In Thousands Except Share and Per Share Data)

                                                     October 31,    April 30,
                                                       2000           2000
                                                    -----------    -----------
                                                     (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                         $ 32,762       $ 32,146
    Marketable securities                               46,121         20,429
    Accounts receivable, net                           118,983        133,839
    Inventories                                         86,344         93,536
    Prepaid expenses                                    10,127          6,215
    Deferred income taxes                               14,496         13,691
                                                    -----------    -----------
       Total Current Assets                            308,833        299,856
                                                    -----------    -----------

Property, Plant and Equipment                          183,216        190,475
    Accumulated depreciation                           119,128        120,242
                                                    -----------    -----------
                                                        64,088         70,233
                                                    -----------    -----------

Deferred Income Taxes                                   35,660         36,781
                                                    -----------    -----------

Other                                                   17,658         20,243
                                                    -----------    -----------


       Total                                         $ 426,239      $ 427,113
                                                    ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities
    Notes payable to banks                             $ 3,561        $ 5,956
    Current maturities of long-term debt                 5,978          5,971
    Accounts payable                                    34,794         40,196
    Accrued expenses                                    26,450         26,766
    Income taxes payable                                11,214          6,176
    Dividends payable                                    1,858          1,893
                                                    -----------    -----------
       Total Current Liabilities                        83,855         86,958
                                                    -----------    -----------

Long-Term Debt, less current maturities                  7,631         12,049
                                                    -----------    -----------

Retirement and Deferred Compensation Plans             116,491        115,344
                                                    -----------    -----------

Stockholders' Equity
    Common stock, par value $1 per share, authorized
       20,000,000 shares.  Issued 11,769,304 shares     11,769         11,769
    Additional paid-in capital                          12,714         12,714
    Retained earnings                                  516,709        501,146
    Accumulated other comprehensive loss               (48,641)       (42,389)
                                                    -----------    -----------
                                                       492,551        483,240
    Less treasury stock
        (6,461,974 and 6,361,081 shares)               274,289        270,478
                                                    -----------    -----------
                                                       218,262        212,762
                                                    -----------    -----------

       Total                                         $ 426,239      $ 427,113
                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                    (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                        Three Months Ended        Six Months Ended
                                            October 31,               October 31,
                                       ---------------------     --------------------
                                         2000        1999          2000       1999
                                       ---------   ---------     ---------  ---------

Net Sales                              $ 172,277   $ 181,283     $ 353,605  $ 365,579
                                       ---------   ---------     ---------  ---------
Operating Expenses
     Cost of sales, including
       warehousing and commissions        95,181      97,321       194,311    194,334
     Marketing and administrative
        expenses                          64,101      69,686       133,587    144,527
                                       ---------   ---------     ---------  ---------
                                         159,282     167,007       327,898    338,861
                                       ---------   ---------     ---------  ---------

Operating Income                          12,995      14,276        25,707     26,718

Other Expenses
     Revaluation of foreign currencies      (250)        (98)         (424)      (903)
     Interest income                         849         305         1,565        558
     Interest expense                     (1,706)       (941)       (2,860)    (2,002)
     Gain on sale of subsidiary            5,068           -         5,068          -
     Gain on sale of land                    279           -         3,115          -
                                       ---------   ---------     ---------  ---------

Income from Continuing Operations
     before Income Taxes                  17,235      13,542        32,171     24,371
Provision for Income Taxes                 7,025       5,635        12,888     10,026
                                       ---------   ---------     ---------  ---------

Income from Continuing Operations         10,210       7,907        19,283     14,345
                                       ---------   ---------     ---------  ---------

Discontinued Operations:
     Loss from Discontinued Operations,
        net of income taxes                    -        (682)            -       (859)
     Loss on Disposition of
        Discontinued Operations,
        net of income tax of $1,782            -      (3,309)            -     (3,309)
                                       ---------   ---------     ---------  ---------

Net Income                              $ 10,210     $ 3,916      $ 19,283   $ 10,177
                                       =========   =========     =========  =========

Weighted Average Number of Shares
     Outstanding
       Basic                               5,315       5,408         5,344      5,408
                                       =========   =========     =========  =========
       Diluted                             5,315       5,408         5,344      5,408
                                       =========   =========     =========  =========

Earnings Per Share from Continuing
     Operations
       Basic                            $ 1.92      $ 1.46        $ 3.61     $ 2.65
                                       =========   =========     =========  =========
       Diluted                          $ 1.92      $ 1.46        $ 3.61     $ 2.65
                                       =========   =========     =========  =========
Total Earnings Per Share
       Basic                            $ 1.92      $ 0.72        $ 3.61     $ 1.88
                                       =========   =========     =========  =========
       Diluted                          $ 1.92      $ 0.72        $ 3.61     $ 1.88
                                       =========   =========     =========  =========

Cash Dividend Paid Per Share            $ 0.35      $ 0.35        $ 0.70     $ 0.70
                                       =========   =========     =========  =========
Cash Dividend Declared Not Paid         $ 0.35      $ 0.35        $ 0.35     $ 0.35
                                       =========   =========     =========  =========

The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                          Six Months Ended
                                                             October 31,
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------

Cash Flows from Operating Activities
    Income from Continuing Operations                    $19,283    $ 14,345
    Adjustments to reconcile Income from
         Continuing Operations to net cash
         provided by Continuing Operations:
      Depreciation and amortization                        6,151       6,054
      Provision for losses on accounts receivable          3,496       2,744
      Deferred income taxes                                 (101)        665
      Retirement and deferred compensation plans           1,441       2,823
      Gain on sale of subsidiary                          (5,068)          -
      Gain on sale of land                                (3,115)          -
      Other noncash items                                   (429)       (306)
      Changes in assets and liabilities, excluding net
         assets acquired in the purchase of businesses:
         Accounts receivable                                 527       1,410
         Inventories                                       2,286       4,539
         Prepaid expenses                                 (2,390)     (1,097)
         Accounts payable, accrued expenses and income
            taxes payable                                    661      (2,243)
         Other noncurrent assets                            (481)       (776)
                                                        ---------   ---------
    Net cash provided by Continuing Operations            22,261      28,158
                                                        ---------   ---------
    Cash flow from Discontinued Operations                    54        (336)
                                                        ---------   ---------
      Net cash provided by operating activities           22,315      27,822
                                                        ---------   ---------

Cash Flows from Investing Activities
    Sales of property, plant and equipment                 7,583       1,385
    Purchases of property, plant and equipment            (4,920)     (5,262)
    Redemptions of marketable securities                  15,982       2,084
    Purchases of marketable securities                   (41,591)     (4,912)
    Acquisitions of businesses                                 -      (1,341)
    Sale of subsidiary                                    12,626           -
    Other                                                   (991)     (1,005)
                                                        ---------   ---------
      Net cash provided by (used in) in
         investing activities                            (11,311)     (9,051)
                                                        ---------   ---------

Cash Flows from Financing Activities
    Proceeds from notes payable                            2,007         446
    Payments of notes payable                             (3,927)       (270)
    Additional long term debt                                130           -
    Payments of long term debt                            (1,031)       (169)
    Borrowing of cash surrender values                     2,436       1,143
    Payments of dividends                                 (3,755)     (3,786)
    Purchase of treasury stock                            (3,831)          -
                                                        ---------   ---------
      Net cash used in financing activities               (7,971)     (2,636)
                                                        ---------   ---------
Effect of Exchange Rate Changes on Cash
        and Cash Equivalents                              (2,417)     (1,788)
                                                        ---------   ---------

Net Increase in Cash and Cash Equivalents                    616      14,347

Cash and Cash Equivalents at Beginning of Year            32,146      19,814
                                                        ---------   ---------

Cash and Cash Equivalents at End of Period               $32,762    $ 34,161
                                                        =========   =========

The accompanying notes are an integral part of these financial statements.



                        NCH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly NCH Corporation's financial position as of October 31, 2000, the results of its operations for the three and six months ended October 31, 2000 and 1999, and cash flows for the six months then ended. Included in the operating results for the quarter ended October 31, 2000, is a $1.2 million addition to the allowance for doubtful accounts receivable. This one time charge to the DBS Services Group was necessary in management's opinion to adjust accounts receivable for accounts that are estimated to be uncollectible.

The accounting policies followed by NCH Corporation (the Company) are set forth in Note 1 to the Company's consolidated financial statements in the 2000 NCH Corporation Annual Report to Shareholders, which is included in Part II of Form 10-K.

The results of operations for the three and six month periods ended October 31, 2000, are not necessarily indicative of the results to be expected for the full year.


2.  Discontinued Operations


In the third quarter of the prior year, the Company sold substantially all the net assets of Resource Electronics Inc., a subsidiary of the Company. This sale closed on November 11, 1999. The net assets and liabilities that were transferred consisted primarily of accounts receivable, inventories, fixed assets, and accounts payable. The selling price for these net assets was $12,697,000 in cash and was received by the Company in November 1999.

The  financial  position,   operating  results,   and  cash  flows  of  Resource
Electronics for the prior year are shown separately as discontinued operations.

Due to the sale of Resource Electronics in the second quarter of the prior year, there were no net sales related to Resource Electronics in the current year. Net sales of Resource Electronics for the three months ended October 31, 1999 were $16,555,000. Net sales of Resource Electronics for the six months ended October 31, 1999 were $32,493,000. These amounts are not included in net sales in the accompanying Consolidated Statements of Income.

As shown on the accompanying Consolidated Statements of Income, amounts relating to discontinued operations are as follows (in thousands except per share amounts):


                                      Three Months Ended         Six Months Ended
                                         October 31,               October 31,
                                    -----------------------   -----------------------
                                       2000        1999         2000         1999
                                    ----------- -----------   ----------  -----------

Loss from Discontinued                     $ -    $(1,043)          $ -     $(1,252)
     Operations before taxes
Income Taxes                                 -        361             -         393
                                    ----------- -----------   ----------  ----------
Loss from Discontinued
     Operations                            $ -      $(682)          $ -       $(859)
                                    =========== ===========   ==========  ===========


Loss on Disposition of
     Discontinued Operations
     before taxes                          $ -    $(5,091)          $ -     $(5,091)
Income Taxes                                 -      1,782             -       1,782
                                    ----------- -----------   ----------  ----------
Loss on Disposition of
     Discontinued Operations               $ -    $(3,309)          $ -     $(3,309)
                                    =========== ===========   ==========  ===========


Per share - basic and diluted
     Loss from Discontinued
        Operations                         $ -    $ (0.13)          $ -     $ (0.16)
     Loss on Disposition of
        Discontinued Operations            $ -    $ (0.61)          $ -     $ (0.61)
                                    ----------- -----------   ----------  -----------
Total from Discontinued
     Operations                            $ -    $ (0.74)          $ -     $ (0.77)
                                    =========== ===========   ==========  ===========


3.  Inventories

Inventories consisted of the following (in thousands of dollars):


                                          October 31,       April 30,
                                             2000             2000
                                         ------------     ------------
          Raw Materials                      $13,504          $16,137
          Finished Goods                      71,465           75,947
          Sales Supplies                       1,375            1,452
                                         ------------     ------------

                                             $86,344          $93,536
                                         ============     ============


4.  Earnings Per Share

Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only potential common stock equivalents and are considered in the diluted earnings per share calculations if dilutive. For both the three and six month periods ended October 31, 2000, options totaling 401,402 were excluded as their effect would have been antidilutive. For the three and six month periods ended October 31, 1999, options totaling 305,379 were excluded as their effect would have been antidilutive.

5.  Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month and six-month periods ended October 31, 2000 and 1999 are as follows (in thousands):


                                      Three Months Ended         Six Months Ended
                                         October 31,               October 31,
                                    -----------------------   -----------------------
                                       2000        1999         2000         1999
                                    ----------- -----------   ----------  -----------
Net income                            $ 10,210     $ 3,916      $19,283      $10,177
Unrealized gain (loss) on
     available-for-sale securities           3          (2)          54            6
Foreign currency translation
     adjustment                           (992)        (84)      (6,306)      (2,831)
                                    ----------- -----------   ----------  ------------

Comprehensive income                   $ 9,221     $ 3,830      $13,031       $7,352
                                    =========== ===========   ==========  ===========


The components of accumulated other comprehensive loss, net of related tax, at October 31, 2000 and April 30, 2000, are as follows (in thousands):

                                             October 31,        April 30,
                                                2000              2000
                                            -------------     ------------
Unrealized gain (loss) on
     available-for-sale securities               $  202           $  148
Foreign currency translation
     adjustment                                 (48,843)         (42,537)
                                            -------------     ------------
Accumulated other
     comprehensive loss                        $(48,641)        $(42,389)
                                            =============     ============



6.  Segment Information

The Company's segments as shown below, are based on the organization structure that is currently used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has six segments: Chemical Specialties, Plumbmaster Group, Partsmaster Group, Landmark Direct, DBS Services Group, and Other Product Lines. The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for individual segments, administrative expenses incurred at the Company's corporate headquarters that are common to more than one segment are allocated on a usage basis. The segment classifications shown below have been realigned to reflect changes in the Company's decision making structure. Compared to the presentation for the fiscal year ended April 30, 2000, the operating results of certain chemical specialty products have been reclassified to Chemical Specialties from Other Product Lines. Information for the three and six month periods ended October 31, 1999 has been restated to conform to the current segment classifications. Other Product Lines shown below includes only the results of N-E Thing Supply which was sold on September 30, 2000.

The  following  tables  present  a summary  of the  Company's  segments  for the
three-month  and  six-month   periods  ended  October  31,  2000  and  1999  (in
thousands):

                               Net Sales                  Net Sales
                       --------------------------  -------------------------
                          Three Months Ended           Six Months Ended
                              October 31,                October 31,
                       --------------------------  -------------------------
                          2000          1999          2000          1999
                       ------------  ------------  ------------  -----------

Chemical Specialties      $102,560      $106,270      $209,792     $216,619
Plumbmaster Group           29,072        29,879        57,586       60,658
Partsmaster Group           18,615        20,360        38,054       42,183
Landmark Direct             12,948        10,791        24,903       19,624
DBS Services Group           3,420         5,987         8,601       10,879
Other Product Lines          5,662         7,996        14,669       15,616
                       ------------ -------------  ------------  -----------

Net Sales                 $172,277      $181,283      $353,605     $365,579
                       ============ =============  ============  ===========




                                Operating Profit            Operating Profit
                            --------------------------  --------------------------
                               Three Months Ended           Six Months Ended
                                   October 31,                 October 31,
                            --------------------------  --------------------------
                               2000          1999          2000           1999
                            ------------ -------------  ------------   -----------

Chemical Specialties            $11,239        $7,779       $20,752       $15,522
Plumbmaster Group                 1,458         2,012         3,906         4,037
Partsmaster Group                 2,058         2,450         3,779         4,487
Landmark Direct                     657           993           568           896
DBS Services Group               (1,565)        1,454        (1,157)        2,691
Other Product Lines                (334)          314           (52)          704
                            ------------ -------------  -------------  -----------

Total segment operating
   profit                       $13,513       $15,002       $27,796       $28,337

Unallocated Corporate
   expenses                        (518)         (726)       (2,089)       (1,619)
Revaluation of foreign
   currencies                      (250)          (98)         (424)         (903)
Interest income                     849           305         1,565           558
Interest expense                 (1,706)         (941)       (2,860)       (2,002)
Gain on sale of
   subsidiary                     5,068             -         5,068             -
Gain on sale of land                279             -         3,115             -
                            ------------ -------------  ------------   -----------
Income from Continuing
   Operations before
   Income Taxes                 $17,235       $13,542       $32,171       $24,371
                            ============ =============  ============   ===========



7.  Supplemental Cash Flow Information

Cash payments for interest for the six months ended October 31, 2000 and 1999, were approximately $1,490,000 and $421,000, respectively. Cash payments for income taxes were approximately $7,340,000 and $10,770,000 for the same periods, respectively.

                        NCH CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Liquidity and Capital Resources

     In the six months ended October 31, 2000, working capital increased to $225.0 million from $212.9 million at April 30, 2000, and the current ratio was
3.7 to 1 at October 31, 2000, compared to 3.4 to 1 at April 30, 2000. The total of cash, cash equivalents and marketable securities increased by $26.3 million in the first six months to $78.9 million at October 31, 2000, as shown on the Consolidated Balance Sheets. Net cash flows from operating activities of continuing operations totaled $22.3 million. Additional cash of $12.6 million was provided from the sale of the assets of a subsidiary, and $7.2 million from the sale of undeveloped surplus land. Principal uses of cash consisted of net purchases of marketable securities of $25.6 million, capital expenditures of $4.9 million, and payment of dividends of $3.8 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

     The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at August 31, 2000, compared to February 29, 2000. This is reflected by the foreign currency translation component of accumulated other comprehensive loss, which changed from a $42.5 million reduction of stockholders' equity at April 30, 2000, to a $48.8 million reduction of stockholders' equity at October 31, 2000.

     Accounts receivable decreased by $14.9 million in the six months ended October 31, 2000, including the $4.3 million reduction from the sale of N-E Thing Supply, and inventories decreased by $7.2 million in the six months ended October 31, 2000, including the $3.5 million reduction from the sale of N-E Thing Supply, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first six months was to decrease the reported U.S. dollar values of these assets. The change in accounts receivable shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values and the sale of a subsidiary, and shows accounts receivable (net of provisions for losses) decreasing by $4.0 million for the six month period. The decrease in accounts receivable, exclusive of the effect of exchange rates, was due to a 11% sales decrease in the international operations in the current quarter compared to the fourth quarter of last year. The Consolidated Statements of Cash Flows shows inventories decreasing by $2.3 million during the six months ended October 31, 2000, exclusive of the effect of exchange rates and the sale of a subsidiary.

     Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $.7 million when measured exclusive of the effect of exchange rate changes, but decreased by $.7 million as reported on the Consolidated Balance Sheets. Accounts payable and accrued expenses decreased as a result of normal business activity associated with timing of payments and due to the sale of a subsidiary during the quarter. The increase in income taxes payable was primarily due to timing differences in the amounts of domestic tax payments in the current year compared to the preceding year.

     During the current year, the Company sold two parcels of surplus land, resulting in a pretax gain of $3.1 million. Expenditures for property, plant and equipment amounted to $4.9 million for the six months ended October 31, 2000, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment.

     During the second quarter, the Company sold the assets of a subsidiary, resulting in a pretax gain of $5.1 million. Sales for this subsidiary were less than 5% of the Company's consolidated annual sales, and therefore this transaction is not expected to have a material impact on the Company's future operations.

     Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, exclusive of the effect of exchange rate changes, decreased $2.8 million during the six months ended October 31, 2000. The decrease was due primarily to the repayment of loans in the Company's international subsidiaries. During the fourth quarter of the prior year, an environmental insurance policy was purchased and funded by a note payable in a non-cash transaction. Of the $13.6 million of long-term debt, $13.5 is a note payable related to the environmental insurance policy. The $3.6 million of notes payable to banks consist of international subsidiary borrowings in local country currencies used primarily to finance working capital requirements. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, and shows a decrease of $6.8 million.

      The directors of the Company declared a regular quarterly dividend of $.35 per share on October 30, 2000, payable December 15, 2000, to shareholders of record December 1, 2000. Cash dividends paid during the first six months of the fiscal year amounted to $3.8 million.

     In August 1998, the Company obtained a $50 million unsecured credit facility from a group of banks. No borrowing was anticipated under this credit facility, and it was cancelled by the Company during the current quarter.


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

Operating Results

Second Quarter Comparison - Prior Year

     Net sales from Continuing Operations for the second quarter of fiscal 2000 decreased 5% to $172.3 million as compared with $181.3 million in the same quarter of the last fiscal year. Domestically, net sales in the second quarter of the current year decreased 2% over the same period in the prior year. International net sales decreased 10% as reported in U.S. dollars and were negatively affected by changes in currency translation rates. International net sales, when measured on a local currency basis, decreased 3% compared to the second quarter of the prior year, due to continued difficult economic conditions primarily in the European operations. Net sales for Chemical Specialties decreased $3.7 million, 3%, from the second quarter of the prior year, due to lower international sales, partially offset by higher domestic sales. The decrease in net sales for the Plumbmaster Group was due primarily to lower selling prices. Partsmaster Group's net sales decreased $1.7 million as compared to the same quarter last year due to lower international sales, partially offset by higher domestic sales. Net sales for Landmark Direct increased $2.2 million, 20%, from the prior year's second quarter, due to increased sales of medical and first aid supplies. Net sales for the DBS Services Group decreased $2.6 million, 43%, due to the weakness in the direct broadcast satellite equipment market and to severe competition. Net sales for Other Product Lines includes only the sales for N-E Thing Supply which was sold September 30, 2000.

     Consolidated operating income before other expenses and income taxes was 7.5% of net sales for the quarter ended October 31, 2000, compared to 7.9% of net sales for the quarter ended October 31, 1999. Operating profit for Chemical Specialties increased $3.5 million, 44%, from the second quarter of last year due to cost reduction efforts in both domestic and international operations. Operating profit for the Plumbmaster Group decreased $.6 million due to lower domestic sales, and reduced product margins partially offset by lower marketing expenses. Operating profit decreased $.4 million, 16%, for the Partsmaster Group over the second quarter of last year due to lower international sales and lower domestic margins. The decrease in operating profit for Landmark Direct as compared to the second quarter of last year is due to increased product cost and marketing costs. Operating results for DBS Services Group was a loss of $1.6 million in the quarter this year compared to $1.5 million in income in the same quarter last year. This was the result of sales decreasing from $6.0 million in the second quarter last year to $3.4 million this year and to the $1.2 million increase in the reserve for ncollectible accounts receivable in the quarter. Other Product Lines only includes N-E Thing Supply, a subsidiary that was sold September 30, 2000. The results shown for the quarter includes only two months of operations this year versus three last year.

     In the quarter ended October 31, 2000, interest expense was $1.7 million compared to $.9 million in the same quarter of the prior year. Interest income was $.8 million in the quarter ended October 31, 2000 as compared to $.3 million in the quarter ended October 31, 1999. Revaluation of foreign currencies resulted in a loss of $.3 million in the second quarter of the current year compared to a loss of $.1 million in the same period last year. As discussed above, the sale of the assets of a subsidiary in the current quarter resulted in a pretax gain of $5.1 million.

     Provision for income taxes was 40.8% of income from continuing operations before income taxes in the second quarter of the current year compared to 41.6% of income from continuing operations before income taxes in the prior year. This decrease is due to variations in individual country income levels and tax rates in the international subsidiaries. Income from continuing operations was 5.9% of net sales for the quarter ended October 31, 2000, compared to 4.4% of net sales in the quarter ended October 31, 1999.

     The sale of the net assets of Resource Electronics Inc. in the second quarter of the prior year resulted in a loss on disposition of discontinued operations of $3.3 million (net of income taxes of $1.8 million). For the quarter ended October 31, 1999, the operating loss, net of income taxes, for discontinued operations was $.7 million.

     Net income, including the results of discontinued operations, was 5.9% of net sales for the current quarter compared to 2.2% for the second quarter of last year.

Second Quarter Comparison - Preceding Quarter

     Net sales from Continuing Operations of $172.3 million for the second quarter of fiscal 2000 were 5% lower than the $181.3 million net sales for the first quarter. International net sales were 13% lower when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations and the effect of exchange rate changes, while domestic net sales were the same as the previous quarter. Net sales for Chemical Specialties decreased $4.7 million, 4%, from the first quarter due to lower international sales, partially offset by higher domestic sales. Net sales for the Plumbmaster Group increased $.6 million, 2%, from the prior quarter due to higher domestic sales. Partsmaster Group's net sales decreased $.8 million, 4%, as compared to the first quarter due to lower international sales. Net sales for Landmark Direct increased $1.0 million, 8%, from the first quarter due to seasonal fluctuations in sales of medical and first aid supplies. Net sales for the DBS Services Group decreased $1.8 million, 34%, from the first quarter, due to increased competition. Net sales for Other Product Lines consisting only of N-E Thing Supply decreased $3.3 million, due to the sale of the subsidiary on September 30, 2000.

     Consolidated operating income before other expenses and income taxes was 7.5% of net sales for the quarter ended October 31, 2000, compared to 7.0% of net sales for the quarter ended July 31, 2000. Operating profit for Chemical Specialties Group increased $1.7 million, 18%, from the first quarter as a result of cost reduction programs. Operating profit for the Plumbmaster Group decreased $1.0 million from the prior quarter due to lower product margins. Operating profit increased $.3 million, 20%, for the Partsmaster Group over the first quarter due to higher international and domestic margins. Landmark Direct had a $.7 million increase in operating profit as compared to the first quarter due to seasonal sales fluctuations mentioned above. The DBS Services Group had a loss of $1.6 million in the second quarter compared to a profit of $.4 million in the first quarter due to lower sales, reduced selling prices and an increase of $1.2 million in the reserve for doubtful accounts.

     Interest expense amounted to $1.7 million in the three months ended October 31, 2000, compared to $1.2 million in the three months ended July 31, 2000. Interest income was $.8 million for the current quarter as compared to $.7 million for the prior quarter of this year. The revaluation of foreign currencies resulted in a loss of $.3 million in current quarter compared to a loss of $.2 million in the previous quarter. As discussed above, the sale of the assets of a subsidiary in the current quarter resulted in a pretax gain of $5.1 million.

     Provision for income taxes amounted to 40.8% of income from continuing operations before income taxes in the quarter ended October 31, 2000, compared to 39.3% of income from continuing operations before income taxes in the quarter ended July 31, 2000. This increase is due to variations in individual country income levels and tax rates in the international subsidiaries. Income from continuing operations was 5.9% of net sales for the quarter ended October 31, 2000, compared to 5.0% of net sales for the quarter ended July 31, 2000.

Six Months Comparison - Prior Year

     Net sales from Continuing Operations for the six months ended October 31, 2000, decreased 3% to $353.6 million compared to $365.6 million for the first six months of the last fiscal year. Domestically, net sales increased 1% in the six months compared to a year ago. International net sales were negatively affected by changes in currency translation rates and decreased 10% as reported in U.S. dollars. When measured on a local country currency basis, international net sales decreased approximately 3%. Net sales for Chemical Specialties decreased $6.8 million, 3%, from the six month period ended October 31, 1999, due to lower local currency sales in the international operations and to the effect of currency translation rates. Net sales for the Plumbmaster Group decreased $3.1 million, 5%, as compared to the prior year six-month period due to lower prices in the domestic market. Partsmaster Group's net sales decreased $4.1 million, or 10%, over the first six months of the prior year due to lower international sales. Net sales for Landmark Direct increased $5.3 million, 27%, from the same period of the prior year due to increased sales of medical equipment and first aid supplies from an expanded product line.. Net sales for DBS Services Group decreased $2.3 million, 21%, as compared to the prior year six-month period due to reduced sales volume and lower prices.

     Consolidated operating income in the six months this year was 7.3% of net sales, the same as in the six month period ended October 31, 1999. Operating profit for Chemical Specialties increased $5.2 million, 34%, from the six month period ended October 31, 1999 due to concentrated efforts to reduce expenses. Even with the reduction in sales, the Plumbmaster Group's profits remained relatively the same as last year due to cost reductions. Operating profit decreased $.7 million, 16%, for the Partsmaster Group over the first six months of the prior year due to lower international sales. Operating profit for Landmark Direct decreased $.3 million, 37%, as compared to the six months ended October 31, 1999, due to higher product costs. DBS Services Group had a $1.2 million loss in the six months this year compared to income of $2.7 million in the same period last year due to the cost of relocating to new warehouse and office facilities, lower sales volume, lower product margins, and an additional $1.2 million in bad debt expense in the second quarter.

     Interest expense was $2.9 million in the six months ended October 31, 2000, compared to $2.0 million in the first six months of the prior year. Interest income was $1.6 million in the six months this year compared to $.6 million for the six month period ended October 31, 1999. Revaluation of foreign currencies resulted in a loss of $.4 million in the first six months of the current year compared to a loss of $.9 million in the same period of the prior year. As discussed above, the sale of the assets of a subsidiary in the current quarter resulted in a pretax gain of $5.1 million. The sales of land in the current year resulted in a pretax gain of $3.1 million.

     Provision for income taxes was 40.1% of income from continuing operations before income taxes in the first six months of the current year compared to 41.1% of income from continuing operations before income taxes in the prior year. This decrease is due to variations in individual country income levels and tax rates in the international subsidiaries. Income from continuing operations was 5.5% of net sales for the six months ended October 31, 2000 compared to 3.9% of net sales for the six months ended October 31, 1999.

     The sale of the net assets of Resource Electronics Inc. in the prior year resulted in a loss on disposition of discontinued operations of $3.3 million as discussed earlier. The operating loss, net of income taxes, for discontinued operations was $.9 million for the first six months of the prior year.

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

                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three or six months ended October 31, 2000.






                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             NCH Corporation
                                            ----------------------------
                                             (Registrant)




Date    December 8, 2000                      /s/  Tom Hetzer
        -----------------                   ----------------------------
                                            Tom Hetzer
                                            Vice President - Finance
                                            (Principal Accounting Officer)