Form 10-Q
period 2001-01-31
NCH CORP
filed 2001-03-16
CIK 69960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended January 31, 2001          Commission file number 1-5838

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

                                                      Total Shares
                                                     Outstanding at
                Class                                March 14, 2001

     Common Stock, $1 Par Value                         5,307,330

                                 NCH CORPORATION
                                      INDEX



                                                                  Page No.

Part I.           Financial Information:

          Consolidated Balance Sheets --
            January 31, 2001 and April 30, 2000                       3

          Consolidated Statements of Income --
            Three Months and Nine Months Ended
            January 31, 2001 and 2000                                 4

          Consolidated Statements of Cash Flows --
            Nine Months Ended January 31, 2001 and 2000               5

          Notes to Consolidated Financial Statements               6 - 11

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations         12 - 23


Part II.       Other Information                                     24



                        NCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In Thousands Except Share and Per Share Data)

                                                     January 31,    April 30,
                                                       2001           2000
                                                    -----------    -----------
                                                     (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                         $ 27,721       $ 32,146
    Marketable securities                               56,566         20,429
    Accounts receivable, net                           116,464        129,767
    Inventories                                         78,446         84,991
    Prepaid expenses                                     8,929          6,203
    Deferred income taxes                               13,565         13,691
                                                    -----------    -----------
       Total Current Assets                            301,691        287,227
                                                    -----------    -----------

Property, Plant and Equipment                          180,970        189,079
    Accumulated depreciation                           118,332        119,021
                                                    -----------    -----------
                                                        62,638         70,058
                                                    -----------    -----------

Deferred Income Taxes                                   35,836         36,714
                                                    -----------    -----------

Other                                                   17,022         20,211
                                                    -----------    -----------

Net assets of discontinued operations                    3,150         12,939
                                                    -----------    -----------

       Total                                         $ 420,337      $ 427,149
                                                    ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities
    Notes payable to banks                               $ 906        $ 5,956
    Current maturities of long-term debt                 6,092          5,971
    Accounts payable                                    36,241         40,112
    Accrued expenses                                    27,338         26,718
    Income taxes payable                                 7,055          6,344
    Dividends payable                                    1,858          1,893
                                                    -----------    -----------
       Total Current Liabilities                        79,490         86,994
                                                     -----------    -----------

Long-term Debt, less current maturities                  5,702         12,049
                                                     -----------    -----------

Retirement and Deferred Compensation Plans             116,782        115,344
                                                    -----------    -----------

Stockholders' Equity
    Common stock, par value $1 per share, authorized
       20,000,000 shares, issued 11,769,304 shares      11,769         11,769
    Additional paid-in capital                          12,714         12,714
    Retained earnings                                  519,257        501,146
    Accumulated other comprehensive loss               (51,088)       (42,389)
                                                    -----------    -----------
                                                       492,652        483,240
    Less treasury stock
        (6,461,974 and 6,361,081 shares)               274,289        270,478
                                                    -----------    -----------
                                                       218,363        212,762
                                                    -----------    -----------

       Total                                         $ 420,337      $ 427,149
                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                    (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                        Three Months Ended        Nine Months Ended
                                           January 31,              January 31,
                                       --------------------     ---------------------
                                        2001        2000          2001        2000
                                       ---------  ---------     ---------   ---------

Net Sales                              $ 158,978  $ 178,091     $ 503,982   $ 532,791
                                       ---------  ---------     ---------   ---------
Operating Expenses
    Cost of sales, including
     warehousing and commissions          85,449     94,913       273,804     282,713
    Marketing and administrative
     expenses                             64,334     69,287       194,119     212,160
                                       ---------  ---------     ---------   ---------
                                         149,783    164,200       467,923     494,873
                                       ---------  ---------     ---------   ---------

Operating Income                           9,195     13,891        36,059      37,918

Other Expenses
    Revaluation of foreign currencies       (127)      (893)         (551)     (1,796)
    Interest income                        1,539        769         3,104       1,327
    Interest expense                      (1,565)    (1,230)       (4,425)     (3,232)
    Gain on sale of subsidiary                 -          -         5,068           -
    Gain on sale of land                       -          -         3,115           -
                                       ---------  ---------     ---------   ---------

Income from Continuing Operations
    before Income Taxes                    9,042     12,537        42,370      34,217
Provision for Income Taxes                 1,333      4,311        14,529      13,353
                                       ---------  ---------     ---------   ---------
Income from Continuing Operations          7,709      8,226        27,841      20,864
                                       ---------  ---------     ---------   ---------
Discontinued Operations:
Income (Loss) from Discontinued
    Operations, net of income taxes         (157)       452        (1,006)      1,300
Loss on Disposition of Discontinued
    Operations, net of income taxes       (3,147)         -        (3,147)     (3,309)
                                       ---------  ---------     ---------   ---------

Net Income                               $ 4,405    $ 8,678      $ 23,688    $ 18,855
                                       =========  =========     =========   =========

Weighted Average Number of Shares
    Outstanding
       Basic                               5,307      5,408         5,333       5,408
                                       =========  =========     =========   =========
        Diluted                            5,315      5,408         5,335       5,416
                                       =========  =========     =========   =========
Earnings Per Share from Continuing
    Operations
       Basic                             $ 1.45      $ 1.52        $ 5.22      $ 3.86
                                       ========   =========     =========   =========
       Diluted                           $ 1.45      $ 1.52        $ 5.22      $ 3.85
                                       ========   =========     =========   =========
Total Earnings Per Share
       Basic                             $ 0.83      $ 1.60        $ 4.44      $ 3.49
                                       ========   =========     =========   =========
       Diluted                           $ 0.83      $ 1.60        $ 4.44      $ 3.48
                                       ========   =========     =========   =========

Cash Dividend Paid Per Share             $ 0.35      $ 0.35        $ 0.70      $ 1.05
                                       ========   =========     =========   =========
Cash Dividend Declared Not Paid          $ 0.35      $    -        $ 0.35      $    -
                                       ========   =========     =========   =========

The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                          Nine Months Ended
                                                             January 31,
                                                        ---------------------
                                                          2001        2000
                                                        ---------   ---------

Cash Flows from Operating Activities
    Income from Continuing Operations                    $27,841    $ 20,864
    Adjustments to reconcile Income from
         Continuing Operations to net cash
         provided by Continuing Operations:
      Depreciation and amortization                        8,886       9,900
      Provision for losses on accounts receivable          3,500       4,163
      Deferred income taxes                                  339       3,350
      Retirement and deferred compensation plans           1,987       3,651
      Gain on sale of subsidiary                          (5,068)          -
      Gain on sale of land                                (3,115)          -
      Other noncash items                                    127          70
      Changes in assets and liabilities, excluding net
        assets acquired in the purchase of businesses:
         Accounts receivable                              (1,169)     (1,323)
         Inventories                                       1,684       5,773
         Prepaid expenses                                 (2,833)      1,285
         Accounts payable, accrued expenses and income
           taxes payable                                  (1,971)     (3,238)
         Other noncurrent assets                            (569)     (1,250)
                                                        ---------   ---------
    Net cash provided by Continuing Operations            29,639      43,245
                                                        ---------   ---------
    Cash flow from Discontinued Operations                 5,796      (2,585)
                                                        ---------   ---------
      Net cash provided by operating activities           35,435      40,660
                                                        ---------   ---------

Cash Flows from Investing Activities
    Sales of property, plant and equipment                 7,438       1,038
    Purchases of property, plant and equipment            (6,474)     (6,520)
    Redemptions of marketable securities                  29,881       3,985
    Purchases of marketable securities                   (65,275)    (22,751)
    Acquisitions of businesses                                 -      (2,027)
    Sale of subsidiary                                    12,626           -
    Sale of discontinued operations                            -      12,697
    Other                                                   (991)     (1,005)
                                                        ---------   ---------
      Net cash used in investing activities              (22,795)    (14,583)
                                                        ---------   ---------

Cash Flows from Financing Activities
    Proceeds from notes payable                            1,714       2,435
    Payments of notes payable                             (6,288)     (2,519)
    Additional long-term debt                                 44           5
    Payments of long-term debt                            (1,032)       (244)
    Borrowing of cash surrender values                     2,436         826
    Surrender of insurance contracts                           -         317
    Payments of dividends                                 (5,612)     (5,679)
    Purchase of treasury stock                            (3,831)          -
                                                        ---------   ---------
      Net cash used in financing activities              (12,569)     (4,859)
                                                        ---------   ---------

Effect of Exchange Rate Changes on Cash
        and Cash Equivalents                              (4,496)     (2,940)
                                                        ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents      (4,425)     18,278

Cash and Cash Equivalents at Beginning of Year            32,146      19,814
                                                        ---------   ---------

Cash and Cash Equivalents at End of Period               $27,721    $ 38,092
                                                        =========   =========

The accompanying notes are an integral part of these financial statements.


                        NCH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly NCH Corporation's financial position as of January 31, 2001, the results of its operations for the three and nine months ended January 31, 2001 and 2000, and cash flows for the nine months then ended.

The accounting policies followed by NCH Corporation (the Company) are set forth in Note 1 to the Company's consolidated financial statements in the 2000 NCH Corporation Annual Report to Shareholders, which is included in Part II of Form 10-K.

The results of operations for the three and nine month periods ended January 31, 2001, are not necessarily indicative of the results to be expected for the full year.


2.  Discontinued Operations


In the current quarter, the Company closed the DBS Services Group, due to the weakness in the direct broadcast satellite equipment market and to increased competition. Operations for this segment ceased in January 2001. The remaining net assets at January 31, 2001 consist of receivables, inventory, fixed assets and accrued closing costs. The assets have been written down to their estimated net realizable values, and expenses have been estimated and accrued through the estimated closing date. These items are expected to be liquidated during the fourth quarter.

In the second quarter of the prior year, the Company sold substantially all the net assets of Resource Electronics Inc., a subsidiary of the Company. This sale closed on November 11, 1999. The net assets and liabilities that were sold consisted primarily of accounts receivable, inventories, fixed assets, and accounts payable. The selling price for these net assets was $12,697,000 in cash and was received by the Company in November 1999.

The financial position, operating results, and cash flows of DBS Services Group and Resource Electronics are shown separately as discontinued operations.

Net sales of DBS Services Group for the three months ended January 31, 2001, and 2000 were $1,081,000 and $5,161,000, respectively. Net sales of DBS Services Group for the nine months ended January 31, 2001, and 2000 were $9,682,000 and $16,040,000, respectively. Due to the sale of Resource Electronics in the second quarter of the prior year, there were no net sales related to Resource Electronics in the third quarter of the prior year or in the current year. Net sales of Resource Electronics for the nine months ended January 31, 2000 were $32,493,000. These amounts are not included in net sales in the accompanying Consolidated Statements of Income.

As shown on the accompanying Consolidated Statements of Income, amounts relating to discontinued operations are as follows (in thousands except per share amounts):

                                        Three Months Ended        Nine Months Ended
                                           January 31,               January 31,
                                      -----------------------   -----------------------
                                         2001        2000          2001        2000
                                      -----------  ----------   ----------- -----------

Income (Loss) from Discontinued           $(242)       $ 737      $(1,531)     $ 2,176
     Operations before taxes
Income Taxes                                 85         (285)         525        (876)
                                      ----------   -----------  ----------  -----------
Income (Loss) from Discontinued
     Operations                           $(157)       $ 452      $(1,006)     $ 1,300
                                      ===========  ==========   =========== ===========

Loss on Disposition of
     Discontinued Operations
     before taxes                       $(4,841)         $ -      $(4,841)    $(5,091)
Income Taxes                              1,694            -        1,694       1,782
                                      ----------   ----------   ----------  ----------
Loss on Disposition of
     Discontinued Operations            $(3,147)         $ -      $(3,147)    $(3,309)
                                      ===========  ==========   =========== ===========


Per share - basic and diluted
     Income (Loss) from
        Discontinued Operations         $ (0.03)       $0.08      $ (0.19)    $  0.24
     Loss on Disposition of
        Discontinued Operations         $ (0.59)           -      $ (0.59)    $ (0.61)
                                      -----------  ----------   ----------- -----------
Total from Discontinued
     Operations                         $ (0.62)       $0.08      $ (0.78)    $ (0.37)
                                      ===========  ==========   =========== ===========

3.  Inventories

Inventories consisted of the following (in thousands of dollars):

                                         January 31,       April 30,
                                            2001             2000
                                         ------------     ------------
          Raw Materials                      $11,979          $16,137
          Finished Goods                      65,107           67,402
          Sales Supplies                       1,360            1,452
                                         ------------     ------------

                                             $78,446          $84,991
                                         ============     ============


4.  Earnings Per Share

Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only potential common stock equivalents and are considered in the diluted earnings per share calculations if dilutive. For both the three and nine month periods ended January 31, 2001, options totaling 351,838 were excluded as their effect would have been antidilutive. For the three and nine month periods ended January 31, 2000, options totaling 284,474 were excluded as their effect would have been antidilutive.

5.  Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month and nine-month periods ended January 31, 2001 and 2000 are as follows (in thousands):

                                      Three Months Ended        Nine Months Ended
                                         January 31,               January 31,
                                    -----------------------   -----------------------
                                       2001        2000         2001         2000
                                    ----------- -----------   ----------  -----------
Net income                             $ 4,405     $ 8,678      $23,688      $18,855
Unrealized gain on
     available-for-sale securities         429         155          483          161
Foreign currency translation
     adjustment                         (2,876)    (1,213)       (9,182)      (4,044)
                                    ----------- -----------   ----------  ------------

Comprehensive income                   $ 1,958      $7,620      $14,989      $14,972
                                    =========== ===========   ==========  ============


The components of accumulated other comprehensive loss, net of related tax, at January 31, 2001 and April 30, 2000, are as follows (in thousands):

                                            January 31,        April 30,
                                                2001             2000
                                            -------------     ------------
Unrealized gain on
     available-for-sale securities               $  631           $  148
Foreign currency translation
     adjustment                                 (51,719)         (42,537)
                                            -------------     ------------
Accumulated other
     comprehensive loss                        $(51,088)        $(42,389)
                                            =============     ============

6.  Segment Information

The Company's segments as shown below, are based on the organization structure that is currently used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has five segments: Chemical Specialties, Plumbmaster Group, Partsmaster Group, Landmark Direct, and Other Product Lines. The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for individual segments, administrative expenses incurred at the Company's corporate headquarters that are common to more than one segment are allocated on a usage basis. The segment classifications shown below have been realigned to reflect changes in the Company's decision making structure. Compared to the presentation for the fiscal year ended April 30, 2000, the operating results of certain chemical specialty products have been reclassified to Chemical Specialties from Other Product Lines. Also, the previous year-end disclosures included the DBS Services Group, which is now included as a discontinued operation. Information for the three and nine month periods ended January 31, 2001 and 2000 has been restated to conform to the current segment classifications. Other Product Lines shown below includes only the results of N-E Thing Supply which was sold on September 30, 2000.

The following tables present a summary of the Company's segments for the three-month and nine-month periods ended January 31, 2001 and 2000 (in thousands):

                               Net Sales                  Net Sales
                       --------------------------  -------------------------
                          Three Months Ended          Nine Months Ended
                              January 31,                January 31,
                       --------------------------  -------------------------
                          2001          2000          2001          2000
                       ------------  ------------  ------------  -----------

Chemical Specialties      $104,092      $111,911      $313,884     $328,530
Plumbmaster Group           27,198        29,318        84,784       89,976
Partsmaster Group           19,025        22,604        57,079       64,787
Landmark Direct              8,663         7,678        33,566       27,302
Other Product Lines              -         6,580        14,669       22,196
                       ------------ -------------  ------------  -----------

Net Sales                 $158,978      $178,091      $503,982     $532,791
                       ============ =============  ============  ===========


                                Operating Profit             Operating Profit
                            --------------------------  ---------------------------
                               Three Months Ended           Nine Months Ended
                                   January 31,                 January 31,
                            --------------------------  ---------------------------
                               2001          2000          2001           2000
                            ------------ -------------  ------------  -------------
Chemical Specialties             $7,868        $9,550       $28,620        $25,072
Plumbmaster Group                   358           882         4,264          4,919
Partsmaster Group                 1,762         3,609         5,541          8,096
Landmark Direct                    (340)          335           228          1,231
Other Product Lines                   -          (162)          (52)           542
                            ------------ -------------- ------------- -------------

Total segment operating
  profit                         $9,648       $14,214       $38,601        $39,860

Unallocated Corporate
  expenses                         (453)         (323)       (2,542)        (1,942)
Revaluation of foreign
  currencies                       (127)         (893)         (551)        (1,796)
Interest income                   1,539           769         3,104          1,327
Interest expense                 (1,565)       (1,230)       (4,425)        (3,232)
Gain on sale of subsidiary            -             -         5,068              -
Gain on sale of land                  -             -         3,115              -
                            ------------ -------------  ------------  -------------
Income from Continuing
   Operations before
   Income Taxes                  $9,042       $12,537       $42,370        $34,217
                            ============ =============  ============  =============



7.  Supplemental Cash Flow Information

Cash payments for interest for the nine months ended January 31, 2001 and 2000, were approximately $2,437,000 and $772,000, respectively. Cash payments for income taxes were approximately $11,739,000 and $18,547,000 for the same periods, respectively.

                        NCH CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Liquidity and Capital Resources

     In the nine months ended January 31, 2001, working capital increased to $222.2 million from $200.2 million at April 30, 2000, and the current ratio was
3.8 to 1 at January 31, 2001, compared to 3.3 to 1 at April 30, 2000. The total of cash, cash equivalents and marketable securities increased by $31.7 million in the first nine months to $84.3 million at January 31, 2001, as shown on the Consolidated Balance Sheets. Net cash flows from operating activities of continuing operations totaled $29.6 million. Additional cash of $12.6 million was provided from the sale of the assets of a subsidiary, and $7.2 million from the sale of undeveloped surplus land. Principal uses of cash consisted of net purchases of marketable securities of $35.4 million, capital expenditures of $6.5 million, payment of dividends of $5.6 million, and net payments of long term debt and notes payable of $5.6 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

     The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's exchange rates at November 30, 2000, compared to February 29, 2000. This is reflected by the foreign currency translation component of accumulated other comprehensive loss, which changed from a $42.5 million reduction of stockholders' equity at April 30, 2000, to a $51.7 million reduction of stockholders' equity at January 31, 2001.

     Accounts receivable decreased by $13.3 million in the nine months ended January 31, 2001, including the $4.3 million reduction from the sale of N-E Thing Supply, and inventories decreased by $6.5 million in the nine months ended January 31, 2001, including the $3.5 million reduction from the sale of N-E Thing Supply, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. As stated above, the result of exchange rate deviations from the end of the previous year to the end of the first nine months was to decrease the reported U.S. dollar values of these assets. The change in accounts receivable shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values and the sale of a subsidiary, and shows accounts receivable (net of provisions for losses) decreasing by $2.3 million for the nine month period. The decrease in accounts receivable, exclusive of the effect of exchange rates, was due to a 6% sales decrease in the European operations in the current quarter compared to the fourth quarter of last year. The Consolidated Statements of Cash Flows shows inventories decreasing by $1.7 million during the nine months ended January 31, 2001, exclusive of the effect of exchange rates and the sale of a subsidiary.

     Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities decreased by $2.0 million when measured exclusive of the effect of exchange rate changes, but decreased by $2.5 million as reported on the Consolidated Balance Sheets. Accounts payable decreased as a result of normal business activity associated with timing of payments. The increase in income taxes payable was primarily due to timing differences in the amounts of domestic tax payments in the current year compared to the preceding year.

     During the current year, the Company sold two parcels of surplus land, resulting in a pretax gain of $3.1 million. Expenditures for property, plant and equipment amounted to $6.5 million for the nine months ended January 31, 2001, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment.

     During the second quarter, the Company sold the net assets of a subsidiary, resulting in a pretax gain of $5.1 million. Sales for this subsidiary were less than 5% of the Company's consolidated annual sales, and therefore this transaction is not expected to have a material impact on the Company's future operations.

     Total bank indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, exclusive of the effect of exchange rate changes, decreased $5.6 million during the nine months ended January 31, 2001. During the fourth quarter of the prior year, an environmental insurance policy was purchased and funded by a note payable in a non-cash transaction. Of the $11.8 million of long-term debt, $11.7 is a note payable related to the environmental insurance policy. The $0.9 million of notes payable to banks consist of international subsidiary borrowings in local country currencies used primarily to finance working capital requirements. The decrease in total bank indebtedness was due primarily to the repayment of the note related to the environmental insurance policy and the repayment of loans in the Company's international subsidiaries. The bank indebtedness shown on the Consolidated Balance Sheets was also affected by currency translation, and shows a decrease of $11.3 million.
      The directors of the Company declared a regular quarterly dividend of $.35 per share on January 19, 2001, payable March 15, 2001, to shareholders of record March 1, 2001. Cash dividends paid during the first nine months of the fiscal year amounted to $5.6 million.

Euro Conversion

      On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro is now trading on currency exchanges and can be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have developed plans to address the systems and business issues affected by the euro currency conversion. These issues include, among others, the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions. The Company does not expect this conversion to have a material impact on its financial condition or results of operations.

Subsequent Event

      In February  2001,  the Company sold the assets of three  product lines of
Landmark Direct, which will result in a pretax gain of approximately $2.4 million in the fourth quarter of the current year. These product lines are unrelated to Landmark Direct's current medical and first aid supply operations. Net sales for these three product lines were $1.9 million and $6.2 million for the three and nine months ended January 31, 2001. As these amounts are less than 2% of consolidated net sales, this transaction is not expected to have a material effect on future operations.

Operating Results

Third Quarter Comparison - Prior Year

     Net sales from Continuing Operations for the third quarter of fiscal 2001 decreased 11% to $159.0 million as compared with $178.1 million in the same quarter of the last fiscal year. Net sales for the third quarter of fiscal 2001 would have decreased 7% over sales for the same quarter of the last fiscal year, excluding the sales of N-E Thing Supply, which was sold in the second quarter of the current year. Domestically, net sales in the third quarter of the current year decreased 7% over the same period in the prior year. International net sales decreased 15% as reported in U.S. dollars and were negatively affected by changes in currency translation rates. International net sales, when measured on a local currency basis, decreased 2% compared to the third quarter of the prior year, due to continued difficult economic conditions primarily in the European operations. Net sales for Chemical Specialties decreased $7.8 million, 7%, from the third quarter of the prior year, due to lower international and domestic sales. The decrease in net sales for the Plumbmaster Group was due primarily to lower selling prices. Partsmaster Group's net sales decreased $3.6 million as compared to the same quarter last year due to lower international and domestic sales. Net sales for Landmark Direct increased $1.0 million, 13%, from the prior year's third quarter, due to increased sales of medical and first aid supplies. Net sales for Other Product Lines for the third quarter of last year includes only the sales for N-E Thing Supply which was sold September 30, 2000.

     Consolidated operating income before other expenses and income taxes was 5.8% of net sales for the quarter ended January 31, 2001, compared to 7.8% of net sales for the quarter ended January 31, 2000. Operating profit for Chemical Specialties decreased $1.7 million from the third quarter of last year due to lower domestic and international sales. Operating profit for the Plumbmaster Group decreased $.5 million due to lower domestic sales and reduced product margins. Operating profit decreased $1.8 million, 51%, for the Partsmaster Group over the third quarter of last year due to lower international sales and lower domestic margins. The decrease in operating profit for Landmark Direct as compared to the third quarter of last year is due to increased product cost and marketing costs.

     In the quarter ended January 31, 2001, interest expense was $1.6 million compared to $1.2 million in the same quarter of the prior year. Interest income was $1.5 million in the quarter ended January 31, 2001 as compared to $.8 million in the quarter ended January 31, 2000. Revaluation of foreign currencies resulted in a loss of $.1 million in the third quarter of the current year compared to a loss of $.9 million in the same period last year.

     Provision for income taxes was 14.7% of income from continuing operations before income taxes in the third quarter of the current year compared to 34.4% of income from continuing operations before income taxes in the prior year. This decrease is due to variations in individual country income levels, tax rates in the international subsidiaries, and to revisions of prior years tax estimates, including foreign tax credits of $0.9 million. Income from continuing operations was 4.8% of net sales for the quarter ended January 31, 2001, compared to 4.6% of net sales in the quarter ended January 31, 2000.

     The closing of DBS Services Group in the current quarter resulted in a loss on disposal of discontinued operations of $3.1 million (net of income taxes of $1.7 million). The operating loss, net of income taxes, for discontinued operations was $.2 million in the current quarter as compared to income of $.5 million in the prior year third quarter.

     Net income, including the results of discontinued operations, was 2.8% of net sales for the current quarter compared to 4.9% for the third quarter of last year.


Second Quarter Comparison - Preceding Quarter

     Net sales from Continuing Operations of $159.0 million for the third quarter of fiscal 2001 were 6% lower than the $168.9 million net sales for the second quarter. International net sales were 10% higher when measured in U.S. dollars, as a result of normal quarter-to-quarter sales fluctuations, while domestic net sales were 15% lower than the previous quarter. Net sales for Chemical Specialties increased $1.5 million, 1%, from the second quarter due to higher international sales, partially offset by lower domestic sales. Net sales for the Plumbmaster Group decreased $1.9 million, 6%, from the prior quarter due to lower domestic sales. Partsmaster Group's net sales increased $.4 million, 2%, as compared to the second quarter due to lower domestic sales, partially offset by higher international sales. Net sales for Landmark Direct decreased $4.3 million, 33%, from the second quarter due to seasonal fluctuations in sales of medical and first aid supplies. Other Product Lines for the prior quarter only includes N-E Thing Supply, a subsidiary that was sold September 30, 2000.

     Consolidated operating income before other expenses and income taxes was 5.8% of net sales for the quarter ended January 31, 2001, compared to 8.6% of net sales for the quarter ended October 31, 2000. Operating profit for Chemical Specialties Group decreased $3.4 million, 30%, from the second quarter due to lower domestic margins, partially offset by higher international margins. Operating profit for the Plumbmaster Group decreased $1.1 million from the prior quarter due to lower product margins. Operating profit decreased $.3 million, 14%, for the Partsmaster Group over the second quarter due to lower domestic margins, partially offset by higher international margins. Landmark Direct had a $1.0 million decrease in operating profit as compared to the second quarter due to seasonal sales fluctuations mentioned above.

     Interest expense amounted to $1.6 million in the three months ended January 31, 2001, compared to $1.7 million in the three months ended October 31, 2000. Interest income was $1.5 million for the current quarter as compared to $.8 million for the prior quarter of this year. The revaluation of foreign currencies resulted in a loss of $.1 million in current quarter compared to a loss of $.3 million in the previous quarter.

     During the prior quarter of this year, the Company sold the assets of a subsidiary, resulting in a pretax gain of $5.1 million. Sales for this subsidiary were less than 5% of the Company's consolidated annual sales, and therefore this transaction is not expected to have a material impact on the Company's future operations.

     Provision for income taxes amounted to 14.7% of income from continuing operations before income taxes in the quarter ended January 31, 2001, compared to 40.0% of income from continuing operations before income taxes in the quarter ended October 31, 2000. This decrease is due to variations in individual country income levels, tax rates in the international subsidiaries, and to revisions of prior years tax estimates, including foreign tax credits of $0.9 million. Income from continuing operations was 4.8% of net sales for the quarter ended January 31, 2001, compared to 6.7% of net sales for the quarter ended October 31, 2000.


Nine Months Comparison - Prior Year

     Net sales from Continuing Operations for the nine months ended January 31, 2001, decreased 5% to $504.0 million compared to $532.8 million for the first nine months of the last fiscal year. Net sales for the nine months ended January 31, 2001, would have decreased 1% over sales for the same period last year, excluding the sales of N-E Thing Supply, which was sold in the second quarter of the current year. Domestically, net sales decreased 1% compared to a year ago. International net sales were negatively affected by changes in currency translation rates and decreased 12% as reported in U.S. dollars. When measured on a local country currency basis, international net sales decreased approximately 2%. Net sales for Chemical Specialties decreased $14.6 million, 4%, from the nine month period ended January 31, 2000, due to lower local currency sales in the international operations and to the effect of currency translation rates. Net sales for the Plumbmaster Group decreased $5.2 million, 6%, as compared to the prior year nine-month period due to lower prices in the domestic market. Partsmaster Group's net sales decreased $7.7 million, or 12%, over the first nine months of the prior year due to lower international sales. Net sales for Landmark Direct increased $6.3 million, 23%, from the same period of the prior year due to increased sales of medical equipment and first aid supplies from an expanded product line. Net sales for Other Product Lines, consisting only of N-E Thing Supply, decreased $7.5 million, due to the sale of the subsidiary on September 30, 2000.

     Consolidated operating income in the nine months this year was 7.2% of net sales, as compared to 7.1% for the nine month period ended January 31, 2000. Operating profit for Chemical Specialties increased $3.5 million, 14%, from the nine month period ended January 31, 2000 due to concentrated efforts to reduce expenses. Operating profit for the Plumbmaster Group decreased $.7 million, 13%, due to lower product margins. Operating profit decreased $2.6 million, 32%, for the Partsmaster Group over the first nine months of the prior year due to lower international sales and lower domestic margins. Operating profit for Landmark Direct decreased $1.0 million, as compared to the nine months ended January 31, 2000, due to higher product costs.

     Interest expense was $4.4 million in the nine months ended January 31, 2001, compared to $3.2 million in the first nine months of the prior year. Interest income was $3.1 million in the nine months this year compared to $1.3 million for the nine month period ended January 31, 2000. Revaluation of foreign currencies resulted in a loss of $.6 million in the first nine months of the current year compared to a loss of $1.8 million in the same period of the prior year. As discussed above, the sale of the assets of a subsidiary in the current year resulted in a pretax gain of $5.1 million. The sales of land in the current year resulted in a pretax gain of $3.1 million.

     Provision for income taxes was 34.3% of income from continuing operations before income taxes in the first nine months of the current year compared to 39.0% of income from continuing operations before income taxes in the prior year. This decrease is due to variations in individual country income levels, tax rates in the international subsidiaries, and to revisions of prior years tax estimates, including foreign tax credits of $0.9 million. Income from continuing operations was 5.5% of net sales for the nine months ended January 31, 2001 compared to 3.9% of net sales for the nine months ended January 31, 2000.

     The closing of DBS Services Group in the current quarter resulted in a loss on disposal of discontinued operations of $3.1 million (net of income taxes of $1.7 million). The sale of the net assets of Resource Electronics Inc. in the second quarter of the prior year resulted in a loss on disposition of discontinued operations of $3.3 million (net of income taxes of $1.8 million). The operating loss, net of income taxes, for discontinued operations was $1.0 million in the nine months ended January 31, 2001 as compared to income of $1.3 million in the nine months ended January 31, 2000.

     Net income, including the results of discontinued operations, was 4.7% of net sales for the first nine months of the current year compared to 3.5% in the prior year.


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

                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three or nine months ended January 31, 2001.






                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            NCH Corporation
                                            -----------------------------
                                            (Registrant)




Date     March 16, 2001                       /s/  Tom Hetzer
        ---------------                    ----------------------------
                                            Tom Hetzer
                                            Vice President - Finance
                                            (Principal Accounting Officer)