Form 10-K
period 2001-04-30
NCH CORP
filed 2001-07-10
CIK 69960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                         Form 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2001                  Commission file numbe
r 1-5838
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

                            Name of each exchange on
         Title of each class                        which registered
     Common Stock, $1 Par Value                  New York Stock Exchange

                Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                              Approximate Aggregate
                                 Market Value            Total Shares
                               of Shares Held by          Outstanding
          Class                 Non-affiliates         at June 26, 2001
          -----               ---------------------    ----------------
Common Stock, $1 Par Value       $ 80,427,000              5,307,330

*The   approximate   aggregate   market  value  of  the  common  stock  held  by
non-affiliates is based on the closing price of these shares on the New York Stock Exchange on June 26, 2001.

                            DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 2001 Annual Report to the Shareholders and definitive Proxy Statement relating to the Registrant's 2001 Annual Shareholders Meeting are incorporated by reference in Parts II and III of this Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-K                               Incorporated Document

                                     PART II

Item 5 - Market for the Registrant's                Page 32 of the 2001 Annual
Common Equity and Related Shareholder               Report.
Matters.

Item 6 - Selected Financial Data.                   Page 8 of the 2001 Annual
                                                    Report.

Item 7 - Management's Discussion and                Pages 8-12 of the 2001
Analysis of Financial Condition and                 Annual Report.
Results of Operations.

Item 8 - Financial Statements and                   Pages 13-32 of the 2001
Supplementary Data.                                 Annual Report.


                                    PART III

Item 10 - Directors and Executive                   Pages 2-4 and 9-10 of the
Officers of the Registrant.                         Company's Proxy Statement
                                                    dated June 27, 2001, in
                                                    connection with its Annual
                                                    Meeting to be held on July
                                                    26, 2001.

Item 11 - Executive Compensation.                   Pages 5-10 of the Company's
                                                    Proxy Statement dated June
                                                    27, 2001, inconnection with
                                                    its Annual Meeting to be
                                                    held on July 26, 2001.

Item 12 - Security Ownership of Certain             Pages 12-13 of the Company's
Beneficial Owners and Management.                   Proxy Statement dated June
                                                    27, 2001, in connection with
                                                    its Annual Meeting to be
                                                    held on July 26, 2001.

Item 13 - Certain Relationships and                 Pages 2-3 of the Company's
Related Transactions.                               Proxy Statement dated June
                                                    27, 2001, in connection with
                                                    its Annual Meeting to be
                                                    held on July 26, 2001.

                                     PART I


Item 1.  Business

     NCH Corporation, a Delaware corporation, and its subsidiaries (herein collectively referred to as the "Company" or "NCH" unless the context requires differently) markets an extensive line of maintenance, repair and supply products to customers throughout the world. NCH products include chemical specialties, fasteners, welding alloys, and plumbing parts. These products are marketed principally through the Company's own sales force. Since the DBS Services segment was closed during the current year, direct broadcast satellite equipment is no longer included in the Company's product offerings. There have been no other significant changes in the kind of products produced or marketed by the Company since the beginning of the last fiscal year, although individual products are continually added to and deleted from the product lines. Sales are generally consistent throughout the year, with no significant seasonal fluctuations.

     Competitive conditions in the industries in which NCH Corporation is involved are severe and the Company believes that no one enterprise or group of enterprises has a dominant or preeminent position in the market. Further, the Company believes that no enterprise has a significant percentage of the market. No informative statement can be made as to the Company's rank in its industry. Not only do other concerns compete in the broad general range of maintenance, repair or supply products, but there are also many competitors who produce one or more products which compete with specific products sold by the Company. Competition in the industry is primarily on the basis of price, service and product performance. The Company's main emphasis is on service and product performance rather than price. Sales of Company products are not dependent upon a limited number of customers, and no particular customer accounts for more than 5% of net sales. However, in the Plumbmaster Group, major home building supply centers accounted for approximately 27% of that segment's sales in this fiscal year. Of the sales to home building supply centers, approximately 59% represented one customer in this fiscal year, which results in increased pricing pressure for the plumbing products.

     Qualified sales representatives are crucial to the Company's operations. In addition to industry competition, the Company competes with the entire business community for qualified sales representatives. This competition has been, and remains, severe. The Company has a required formal training program for its sales representatives consisting of in-house and field training. Based on the Company's experience in the last three years, turnover of new sales representatives in the first year is estimated to be 78%. The annual cost of recruiting and training sales representatives over the past three years has averaged approximately $34 million per year.

     Patents, franchises and concessions have not played an important role in the Company's business. Trademarks are extensively used on products, and are useful but not of paramount importance.

     As of the end of its last fiscal year the Company employed 8,404 persons. The Company employs 59 professional or technical persons on its laboratory staff ranging from Ph.D's to nongraduate chemical technicians. Although the laboratory staff spends time on research activities relating to the development of new products or services and the improvement of existing products or services, the staff is also engaged in quality control and customer service activities. Costs cannot be broken down between these various activities. The approximate amounts spent on laboratory operations in the years ended April 30, 2001, 2000 and 1999, were $4.6 million, $5.1 million and $5.3 million, respectively. All laboratory costs, including research and development, are expensed as incurred.

     Incorporated herein by reference is the footnote entitled "Segment and Geographic Area Information" of the Consolidated Financial Statements in the NCH Corporation Annual Report for the year ended April 30, 2001 (2001 Annual Report), filed as an exhibit to this report. NCH has five segments: Chemical Specialties, Plumbmaster Group, Partsmaster Group, Landmark Direct, and Other Product Lines. Other product lines include only the results of N-E Thing Supply which was sold on September 30, 2000.

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

     The Company owns and operates 19 manufacturing facilities in 7 states and 11 foreign countries, located in Canada, Europe, Latin America and the Far East, containing approximately 1,132,000 square feet. These facilities also include related office and warehouse space.

     The Company owns and occupies a total of 17 office or office/warehouse combinations in 3 states and 6 foreign countries, located in Europe and Latin America, containing approximately 755,000 square feet.

     In addition, the Company leases additional warehouse space, manufacturing plants, and office space at various locations in the United States and abroad, none of which is material in relation to the Company's overall assets.

     The Company also owns five parcels of undeveloped land in 5 states.

     During  the  last  fiscal  year  the  Company  made  investments,   net  of
dispositions,   of  $2,459,000  ($10,543,000  gross)  in  property,   plant  and
equipment.

     The plants and properties owned and operated by the Company are maintained in good condition and are believed to be suitable and adequate for the next several years.

Item 3.  Legal Proceedings

     Contingent Liabilities and Environmental Matters, appearing on page 25-26 of the 2001 Annual Report, is incorporated by reference herein.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

       Executive Officers of the Registrant

      The following are the executive officers of the Company as of June 1, 2001:

Name                            Office                                     Age

Irvin L. Levy                 President; Director                           72

John I. Levy                  Executive Vice President                      39

Lester A. Levy, Jr.           Executive Vice President                      40

Robert M. Levy                Executive Vice President                      42

Walter M. Levy                Executive Vice President                      45

Joe Cleveland                 Vice President and Secretary                  67

Tom Hetzer                    Vice President - Finance                      64

Glen Scivally                 Vice President and Treasurer                  60



     Messrs. John I. Levy, and Robert M. Levy are brothers and are cousins to Walter M. Levy and Lester Levy, Jr., who are brothers. Messrs. Robert M. Levy and John I. Levy are sons of Irvin L. Levy. Messrs. Lester A. Levy, Jr., Walter
M. Levy, Robert M. Levy, and John I. Levy were elected Executive Vice Presidents of the Company effective May 1, 2000. Each has served in senior management capacities of NCH from between 14 to 20 years. Each of the remaining Company's executive officers has been an executive officer of the registrant for more than five years as his principal employment.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     Market and Dividend Information, appearing on page 32 of the 2001 Annual Report, is incorporated by reference herein.


Item 6.  Selected Financial Data

     Selected Financial Data, appearing on page 8 of the 2001 Annual Report, is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 8-12 of the 2001 Annual Report, is incorporated by reference herein.

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

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data, appearing on pages 13-32 of the 2001 Annual Report, is incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information on directors of the registrant, found on pages 2-4 of the Company's Proxy Statement dated June 27, 2001, in connection with its Annual Meeting to be held July 26, 2001, is incorporated by reference herein.

     Information on executive officers of the registrant, found on pages 9-10 of the Company's Proxy Statement dated June 27, 2001, is incorporated by reference herein.


Item 11. Executive Compensation

     Information on executive compensation and transactions, found on pages 4-7 of the Company's Proxy Statement dated June 27, 2001, in connection with its Annual Meeting to be held July 26, 2001, is incorporated by reference herein.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information on security ownership of principal stockholders and management, found on pages 9-10 of the Company's Proxy Statement dated June 27, 2001, in connection with its Annual Meeting to be held on July 26, 2001, is incorporated by reference herein.


Item 13. Certain Relationships and Related Transactions

     Information on certain relationships and related transactions, found on pages 2-3 of the Company's Proxy Statement dated June 27, 2001, in connection with its Annual Meeting to be held on July 26, 2001, is incorporated by reference herein.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report on pages 15-16. The information set forth on pages 15-16 of this report is incorporated by reference. The consolidated financial statements set forth on page 15 of this report are filed as part of this Form 10-K by incorporation by reference to pages 13-32 of the 2001 Annual Report.


(a) (3) and (c): Exhibits. For a list of the exhibits filed as a part of this report, see the Index to Exhibits on pages 19-20 of this report, which is incorporated by reference.


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 30, 2001.


(d) Not applicable.

                                   SIGNATURES

The Issuer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NCH Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, and the State of Texas, on this 1st day of June, 2001.

                                           NCH CORPORATION, Registrant

                                           By     /s/Irvin L. Levy
                                                 -------------------------
                                                 Irvin L. Levy, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NCH Corporation and in the capacities and on the date indicated.

Signature                        Capacity at Registrant             Date
---------                        ----------------------             -----
  /s/Irvin L. Levy               President; Chairman of the Board   June 1, 2001
-----------------------         (Principal Executive Officer)
     Irvin L. Levy

 /s/John I. Levy                 Executive Vice President           June 1, 2001
-----------------------
    John I. Levy

 /s/Lester A. Levy, Jr.          Executive Vice President           June 1, 2001
-----------------------
    Lester A. Levy, Jr.

 /s/Robert M. Levy               Executive Vice President           June 1, 2001
-----------------------
    Robert M. Levy

 /s/Walter M. Levy               Executive Vice President           June 1, 2001
-----------------------
    Walter M. Levy

  /s/Tom Hetzer                  Vice President - Finance           June 1, 2001
----------------------          (Principal Accounting Officer)
     Tom Hetzer

/s/Robert L. Blumenthal          Director                           June 1, 2001
-----------------------
   Robert L. Blumenthal

/s/Rawles Fulgham                Director                           June 1, 2001
-----------------------
   Rawles Fulgham

/s/Ronald G. Steinhart           Director                           June 1, 2001
-----------------------
   Ronald G. Steinhart

/s/Jerrold M. Trim               Director                           June 1, 2001
-----------------------
   Jerrold M. Trim

                                 Director                           June 1, 2001
-----------------------
 Thomas B. Walker Jr.

                                 NCH CORPORATION
                            AND SUBSIDIARY COMPANIES


                                    FORM 10-K
                  ITEMS 8, 14(a)(1) and (2) and (a)(3) and (c)

              INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


     The following consolidated financial statements are filed as part of this Form 10-K by incorporation by reference to pages 13-32 of the 2001 Annual Report.

Consolidated Financial Statements:
Statements of Income, Years Ended April 30, 2001, 2000 and 1999
Balance Sheets, April 30, 2001 and 2000
Statements of Cash Flows, Years Ended April 30, 2001, 2000 and 1999 Statements of Stockholders' Equity, Years Ended April 30, 2001, 2000 and 1999 Notes to Consolidated Financial Statements
Independent Auditors' Report
Selected Unaudited Quarterly Data, Years Ended April 30, 2001 and 2000

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

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
NCH Corporation:


     Under date of May 30, 2001, we reported on the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 2001, as contained in the 2001 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP
Dallas, Texas
May 30, 2001

                        NCH CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)



                                         Balance at     Charged to      Foreign         Deductions--    Balance
                                         Beginning      Costs and       Currency        Accounts        at End of
Description                              of Period      Expenses        Translation     Written-Off     Period
---------------------------------       -----------     -----------     ------------    -------------   ------------
Reserves Deducted in the Balance
Sheet from Assets to Which They
Apply

Allowance for Doubtful Accounts

Year Ended April 30, 2001                 $15,871         $4,199         $  (930)          $4,991         $14,149

Year Ended April 30, 2000                 $16,993         $5,270         $(1,162)          $5,230         $15,871

Year Ended April 30, 1999                 $15,331         $5,695         $  (126)          $3,907         $16,993

                                INDEX TO EXHIBITS

   Exhibit                                                         Sequentially
   Number                         Exhibit                          Numbered Page
  ---------                       ---------                        -------------
Exhibit  3.1 (1)        Restated Certificate of Incorporation

Exhibit  3.2 (1)        Bylaws, as amended

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

Exhibit 10.6 (1) (3)    Forms of Deferred Compensation
                        Agreements with Messrs. Irvin, Lester,
                        and Milton Levy

Exhibit 10.7 (3) (4)    Fourth and Fifth Amendments to Deferred Compensation
                        Agreements with Messrs. Irvin, Lester,
                        and Milton Levy

Exhibit 10.8 (3) (5)    Executive Committee Incentive Bonus Plan

Exhibit 10.9 (3) (6)    Fourth, Fifth and Sixth Amendments to Deferred
                        Compensation Agreements with Messrs. Irvin, Lester, and Milton Levy

Exhibit 10.10 (2)       Forms of Deferred Compensation Agreements with
                        Messrs. Lester Levy, Jr., Walter Levy, Robert Levy, and John Levy

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

                        NCH CORPORATION AND SUBSIDIARIES
                                  EXHIBIT 10.10

                                    AGREEMENT

THE STATE OF TEXAS      '
                        '
COUNTY OF DALLAS  '


     THIS AGREEMENT entered into as of this 13th day of April, 1995, by and between NCH CORPORATION (hereinafter referred to as "Corporation"), and JOHN I. LEVY, of Dallas, Dallas County, Texas (hereinafter referred to as "Levy"):

                               R E C I T A L S:

      The following facts exist:

     A. Levy has rendered valuable services to the Corporation for many years. Levy's experience and knowledge of the affairs of the Corporation and his reputation and contacts in the industry are extremely important to the continued success of the Corporation.

     C. This Agreement was approved by the Board of Directors on April 13, 1995.

                 ---------------------------------------------

     NOW, THEREFORE, for and in consideration of the recitals above, and in consideration of the covenants and agreements of the parties hereto, each to the other, the parties agree as follows:

     1. Continuation of Employment. Levy agrees to continue in the employment of the Corporation upon such terms as the Board of Directors and Levy shall mutually agree until he reaches the age of fifty-nine and one-half (59-1/2) years, and thereafter until such date as shall be mutually agreed upon.

     2. Payment upon Retirement or Disability. At any time after reaching age fifty-nine and one-half (59-1/2) years, Levy may retire from the active and daily service of the Corporation. Commencing with the date of such retirement, the Corporation shall pay to Levy an annual amount (the "Annual Amount") of Two Hundred Thousand Dollars ($200,000.00). The Annual Amount shall be increased for retirement in a calendar year subsequent to 1995 by the increase in the United States Consumer Price Index (All Urban Consumers - U.S. City Average) for the preceding calendar year. The Annual Amount for each year shall be paid in twelve
(12) equal monthly installments (the "Monthly Payments"), with an installment payable on the first day of each month. The Corporation shall continue to make such payments to Levy during his lifetime, and additionally agrees as follows:

                  a. If Levy so retires, but dies before receiving one hundred twenty (120) monthly payments, the Corporation shall continue to make such monthly payments to Levy's wife, if she survives him, until the total of one hundred twenty (120) Monthly Payments have been made to Levy and his wife, if any.

                  b. If Levy so retires, but dies before receiving one hundred twenty (120) Monthly Payments, and if his wife, if any, does not survive him, or survives him and dies before one hundred twenty
            (120) Monthly Payments have been made to Levy and his wife, the Corporation shall continue to make such Monthly Payments to the then surviving issue of Levy, such issue to take per stirpes, until a total of one hundred twenty (120) Monthly Payments have been made to Levy, his wife, if any, and his issue; provided that the Corporation shall have no liability to continue any payments hereunder beyond the first day of the month in which the last survivor of Levy, his wife, if any, and his issue shall die.

                  c. Levy dies before his retirement date while in the employ of the Corporation, the Corporation shall pay to Levy's wife, if she shall survive him, Monthly Payments commencing the first day of the month following the month in which Levy dies and ending when one hundred twenty (120) Monthly Payments have been made to Levy's wife; or if Levy's wife dies after surviving to survive Levy or fails to survive Levy, the Corporation shall pay or continue to pay to such of Levy's issue who survive Levy and his wife, per stirpes, the Monthly Payments until a total of one hundred twenty (120) Monthly Payments have been made to Levy's wife and his issue; provided that the Corporation shall have no liability to continue any payments hereunder beyond the first day of the month in which the last survivor of Levy, his wife, and his issue shall die.

                  d. If Levy becomes disabled before his retirement date, the
            Corporation shall pay Monthly Payments to Levy, commencing the first day of the month following the month in which Levy becomes unable to continue active employment and continuing during the lifetime of Levy. In the event of Levy's death after becoming disabled but prior to the time when Levy shall have received one hundred twenty (120) Monthly Payments, the Corporation shall continue to make such Monthly Payments to Levy's wife, if any, if she survives him, until a total of one hundred twenty (120) Monthly Payments have been made to Levy and his wife. If Levy's wife survives Levy but does before one hundred twenty (120) Monthly Payments are made to Levy and his wife, or if Levy's wife fails to survive him, the Corporation shall continue such Monthly Payments to such of Levy's issue as survive him and his wife, if any, such issue to take per stirpes, until a total of one hundred twenty (120) Monthl Payments have been made to Levy, his wife, and his surviving issue.

                  e. The Corporation shall have no further liability beyond the date of death of the last survivor of Levy, his wife, if any, and all of his issue.

     3. Definition of Disability. For the purposes of subparagraph d of paragraph 2 of this Agreement, the obligations of the Corporation to make the payments upon the disability of Levy shall not become effective unless and until all of the following conditions are met:

                  a. Levy shall become physically or mentally incapable of properly performing the services required of him in accordance with his obligation under paragraph 1 hereof;

                  b. such incapacity shall exist or shall be reasonably expected to exist for more than one hundred twenty (120) days in the aggregate during any period of twelve (12) consecutive months; and

                  c. either Levy or the Corporation shall have given the other thirty (30) days written notice of his or its intention to terminate the active employment of Levy because of such disability.

     4. Restrictive Covenants. Levy agrees that as a condition to the payment of benefits to himself and his family granted herein, from the date of this Agreement he shall not, directly or indirectly, enter into or in any manner take part in any business, profession, or other endeavor, either as an employee, agent, independent contractor, owner, or otherwise, which shall be in any way connected with or in the business of manufacturing, jobbing, selling or marketing chemicals or chemical specialties anywhere in the United States of America. It is recognized that a broad geographical area is being described in this restrictive covenant; however, both parties hereto recognize that Levy has operated extensively throughout the United States for the Corporation and that the Corporation does business throughout the United States and other parts of the world, and such a broad area would be necessary for protection of the Corporation.

     5. Forfeiture of Payments. If Levy fails to observe any of the terms of this Agreement and continues such breach for a period of thirty (30) days after the Corporation shall have requested him to perform the same, or if he enters any business described in Paragraph 4 hereof and continues therein either directly or indirectly for a period of fifteen (15) days after the Corporation shall have notified him in writing at his home address that the Directors of the Corporation have decided that such business is in competition with the Corporation, then no further payments shall be due or payable by the Corporation hereunder either to Levy, his wife, or his issue, and the Corporation shall have no further liability hereunder.

     6. Assignment. Neither Levy nor his wife shall have any right to commute, encumber, or dispose of the right to receive payments hereunder, which payments and the right thereto are expressly declared to be non-assignable and nontransferable, and in the event of any attempted assignment or transfer, the Corporation shall have no further liability hereunder.

     7. Reorganization. The Corporation shall not merge or consolidate with any other corporation until such corporation expressly assumes the duties of the Corporation herein set forth.

     8. Benefit. This Agreement shall be binding upon the parties hereto, their heirs, executors, administrators or successors.

     9. Definition of Wife and Issue. By the word wife wherever used in this Agreement, is meant the person to whom Levy is married by a ceremonial marriage and is not separated or divorced at the time the definition of the word becomes important. By the word issue is meant all of the legitimate descendants of whatever degree of Levy, including descendants both by blood and by adoption, provided such adoption is by a court proceeding, the finality of which has not been questioned by the adopting person.

     10. Special Methods of Payment. During the minority or physical or mental incapacity of any person to whom Monthly Payments by the Corporation shall be paid, the Corporation may make such payments in any one or more of the following ways: (i) to such person directly, (ii) to the guardian, committee, conservator, or other similar official representative of such person, (iii) to a relative of such person to be expended by such relative for the care, support, education or maintenance of such person, (iv) as to any minor person, to a custodian designated by the Corporation under the Texas Uniform Gifts to Minors Act, or other similar statute, or (v) by the Corporation expending the same directly for the care, support, education and maintenance of such person. The Corporation's determination of the minority or incapacity of any person shall be final and the Corporation shall not be responsible or liable for the application of any payment after the same has been made in accordance with the provisions hereof.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                          NCH CORPORATION

ATTEST:
/s/ Joseph H. Cleveland                         By: /s/ Tom Hetzer
-----------------------                         ---------------------
    Secretary                                           Tom Hetzer

                                                By: /s/ John I. Levy
                                                ---------------------
                                                        John I. Levy

STATE OF TEXAS          '
                        '
COUNTY OF DALLAS        '

     This  instrument  was  acknowledged  before  me on April 13 , 1995,  by Tom
Hetzer  of  NCH  Corporation,   a  Delaware  corporation,   on  behalf  of  said
corporation.


                                          /s/ Becky L. Lovelace
                                          -----------------------------
                                              Notary Public in and for
                                                 the State of Texas

                                    My Commission Expires:        2/5/98



STATE OF TEXAS          '
                        '
COUNTY OF DALLAS        '

     This instrument was acknowledged before me on April 13, 1995, by John I. Levy.


                                          /s/ Becky L. Lovelace
                                          -----------------------------
                                              Notary Public in and for
                                                 the State of Texas

                                    My Commission Expires:        2/5/98

                                    AGREEMENT

THE STATE OF TEXAS      '
                        '
COUNTY OF DALLAS        '


     THIS AGREEMENT entered into as of this 13th day of April, 1995, by and between NCH CORPORATION (hereinafter referred to as "Corporation"), and LESTER
A. LEVY,  JR.,  of Dallas,  Dallas  County,  Texas  (hereinafter  referred to as
"Levy"):
                               R E C I T A L S:

      The following facts exist:

     A. Levy has rendered valuable services to the Corporation for many years. Levy's experience and knowledge of the affairs of the Corporation and his reputation and contacts in the industry are extremely important to the continued success of the Corporation.

     C. This Agreement was approved by the Board of Directors on April 13, 1995.

                 ---------------------------------------------

     NOW, THEREFORE, for and in consideration of the recitals above, and in consideration of the covenants and agreements of the parties hereto, each to the other, the parties agree as follows:

     1. Continuation of Employment. Levy agrees to continue in the employment of the Corporation upon such terms as the Board of Directors and Levy shall mutually agree until he reaches the age of fifty-nine and one-half (59-1/2) years, and thereafter until such date as shall be mutually agreed upon.

     2. Payment upon Retirement or Disability. At any time after reaching age fifty-nine and one-half (59-1/2) years, Levy may retire from the active and daily service of the Corporation. Commencing with the date of such retirement, the Corporation shall pay to Levy an annual amount (the "Annual Amount") of Two Hundred Thousand Dollars ($200,000.00). The Annual Amount shall be increased for retirement in a calendar year subsequent to 1995 by the increase in the United States Consumer Price Index (All Urban Consumers - U.S. City Average) for the preceding calendar year. The Annual Amount for each year shall be paid in twelve
(12) equal monthly installments (the "Monthly Payments"), with an installment payable on the first day of each month. The Corporation shall continue to make such payments to Levy during his lifetime, and additionally agrees as follows:

                  a. If Levy so retires, but dies before receiving one hundred twenty (120) monthly payments, the Corporation shall continue to make such monthly payments to Levy's wife, if she survives him, until the total of one hundred twenty (120) Monthly Payments have been made to Levy and his wife, if any.

                  b. If Levy so retires, but dies before receiving one hundred twenty (120) Monthly Payments, and if his wife, if any, does not survive him, or survives him and dies before one hundred twenty
            (120) Monthly Payments have been made to Levy and his wife, the Corporation shall continue to make such Monthly Payments to the then surviving issue of Levy, such issue to take per stirpes, until a total of one hundred twenty (120) Monthly Payments have been made to Levy, his wife, if any, and his issue; provided that the Corporation shall have no liability to continue any payments hereunder beyond the first day of the month in which the last survivor of Levy, his wife, if any, and his issue shall die.

                  c. Levy dies before his retirement date while in the employ of the Corporation, the Corporation shall pay to Levy's wife, if she shall survive him, Monthly Payments commencing the first day of the month following the month in which Levy dies and ending when one hundred twenty (120) Monthly Payments have been made to Levy's wife; or if Levy's wife dies after surviving to survive Levy or fails to survive Levy, the Corporation shall pay or continue to pay to such of Levy's issue who survive Levy and his wife, per stirpes, the Monthly Payments until a total of one hundred twenty (120) Monthly Payments have been made to Levy's wife and his issue; provided that the Corporation shall have no liability to continue any payments hereunder beyond the first day of the month in which the last survivor of Levy, his wife, and his issue shall die.

                  d. If Levy becomes disabled before his retirement date, the
            Corporation shall pay Monthly Payments to Levy, commencing the first day of the month following the month in which Levy becomes unable to continue active employment and continuing during the lifetime of Levy. In the event of Levy's death after becoming disabled but prior to the time when Levy shall have received one hundred twenty (120) Monthly Payments, the Corporation shall continue to make such Monthly Payments to Levy's wife, if any, if she survives him, until a total of one hundred twenty (120) Monthly Payments have been made to Levy and his wife. If Levy's wife survives Levy but does before one hundred twenty (120) Monthly Payments are made to Levy and his wife, or if Levy's wife fails to survive him, the Corporation shall continue such Monthly Payments to such of Levy's issue as survive him and his wife, if any, such issue to take per stirpes, until a total of one hundred twenty (120) Monthl Payments have been made to Levy, his wife, and his surviving issue.

                  e. The Corporation shall have no further liability beyond the date of death of the last survivor of Levy, his wife, if any, and all of his issue.

     3. Definition of Disability. For the purposes of subparagraph d of paragraph 2 of this Agreement, the obligations of the Corporation to make the payments upon the disability of Levy shall not become effective unless and until all of the following conditions are met:

                  a. Levy shall become physically or mentally incapable of properly performing the services required of him in accordance with his obligation under paragraph 1 hereof;

                  b. such incapacity shall exist or shall be reasonably expected to exist for more than one hundred twenty (120) days in the aggregate during any period of twelve (12) consecutive months; and

                  c. either Levy or the Corporation shall have given the other thirty (30) days written notice of his or its intention to terminate the active employment of Levy because of such disability.

     4. Restrictive Covenants. Levy agrees that as a condition to the payment of benefits to himself and his family granted herein, from the date of this Agreement he shall not, directly or indirectly, enter into or in any manner take part in any business, profession, or other endeavor, either as an employee, agent, independent contractor, owner, or otherwise, which shall be in any way connected with or in the business of manufacturing, jobbing, selling or marketing chemicals or chemical specialties anywhere in the United States of America. It is recognized that a broad geographical area is being described in this restrictive covenant; however, both parties hereto recognize that Levy has operated extensively throughout the United States for the Corporation and that the Corporation does business throughout the United States and other parts of the world, and such a broad area would be necessary for protection of the Corporation.

     5. Forfeiture of Payments. If Levy fails to observe any of the terms of this Agreement and continues such breach for a period of thirty (30) days after the Corporation shall have requested him to perform the same, or if he enters any business described in Paragraph 4 hereof and continues therein either directly or indirectly for a period of fifteen (15) days after the Corporation shall have notified him in writing at his home address that the Directors of the Corporation have decided that such business is in competition with the Corporation, then no further payments shall be due or payable by the Corporation hereunder either to Levy, his wife, or his issue, and the Corporation shall have no further liability hereunder.

     6. Assignment. Neither Levy nor his wife shall have any right to commute, encumber, or dispose of the right to receive payments hereunder, which payments and the right thereto are expressly declared to be non-assignable and nontransferable, and in the event of any attempted assignment or transfer, the Corporation shall have no further liability hereunder.

     7. Reorganization. The Corporation shall not merge or consolidate with any other corporation until such corporation expressly assumes the duties of the Corporation herein set forth.

     8. Benefit. This Agreement shall be binding upon the parties hereto, their heirs, executors, administrators or successors.

     9. Definition of Wife and Issue. By the word wife wherever used in this Agreement, is meant the person to whom Levy is married by a ceremonial marriage and is not separated or divorced at the time the definition of the word becomes important. By the word issue is meant all of the legitimate descendants of whatever degree of Levy, including descendants both by blood and by adoption, provided such adoption is by a court proceeding, the finality of which has not been questioned by the adopting person.

     10. Special Methods of Payment. During the minority or physical or mental incapacity of any person to whom Monthly Payments by the Corporation shall be paid, the Corporation may make such payments in any one or more of the following ways: (i) to such person directly, (ii) to the guardian, committee, conservator, or other similar official representative of such person, (iii) to a relative of such person to be expended by such relative for the care, support, education or maintenance of such person, (iv) as to any minor person, to a custodian designated by the Corporation under the Texas Uniform Gifts to Minors Act, or other similar statute, or (v) by the Corporation expending the same directly for the care, support, education and maintenance of such person. The Corporation's determination of the minority or incapacity of any person shall be final and the Corporation shall not be responsible or liable for the application of any payment after the same has been made in accordance with the provisions hereof.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                          NCH CORPORATION

ATTEST:

/s/ Joseph H. Cleveland                         By: /s/ Tom Hetzer
-----------------------                         ---------------------
      Secretary                                         Tom Hetzer

                                                By: /s/ Lester A. Levy, Jr.
                                                ---------------------------
                                                        Lester A. Levy, Jr.

STATE OF TEXAS          '
                        '
COUNTY OF DALLAS        '

      This instrument was acknowledged before me on April 13 , 1995, by Tom Hetzer of NCH Corporation, a Delaware corporation, on behalf of said corporation.


                                          /s/ Becky L. Lovelace
                                          -----------------------------
                                              Notary Public in and for
                                                 the State of Texas

                                    My Commission Expires:        2/5/98


STATE OF TEXAS          '
                        '
COUNTY OF DALLAS        '

     This instrument was acknowledged before me on April 13, 1995, by Lester A. Levy, Jr..


                                          /s/ Becky L. Lovelace
                                          -----------------------------
                                              Notary Public in and for
                                                the State of Texas

                                    My Commission Expires:        2/5/98

                                    AGREEMENT

THE STATE OF TEXAS      '
                        '
COUNTY OF DALLAS        '


     THIS AGREEMENT entered into as of this 13th day of April, 1995, by and between NCH CORPORATION (hereinafter referred to as "Corporation"), and ROBERT
M. LEVY, of Dallas, Dallas County, Texas (hereinafter referred to as "Levy"):

                               R E C I T A L S:

      The following facts exist:

     A. Levy has rendered valuable services to the Corporation for many years. Levy's experience and knowledge of the affairs of the Corporation and his reputation and contacts in the industry are extremely important to the continued success of the Corporation.

     C. This Agreement was approved by the Board of Directors on April 13, 1995.

                 ---------------------------------------------

     NOW, THEREFORE, for and in consideration of the recitals above, and in consideration of the covenants and agreements of the parties hereto, each to the other, the parties agree as follows:

     1. Continuation of Employment. Levy agrees to continue in the employment of the Corporation upon such terms as the Board of Directors and Levy shall mutually agree until he reaches the age of fifty-nine and one-half (59-1/2) years, and thereafter until such date as shall be mutually agreed upon.

     2. Payment upon Retirement or Disability. At any time after reaching age fifty-nine and one-half (59-1/2) years, Levy may retire from the active and daily service of the Corporation. Commencing with the date of such retirement, the Corporation shall pay to Levy an annual amount (the "Annual Amount") of Two Hundred Thousand Dollars ($200,000.00). The Annual Amount shall be increased for retirement in a calendar year subsequent to 1995 by the increase in the United States Consumer Price Index (All Urban Consumers - U.S. City Average) for the preceding calendar year. The Annual Amount for each year shall be paid in twelve
(12) equal monthly installments (the "Monthly Payments"), with an installment payable on the first day of each month. The Corporation shall continue to make such payments to Levy during his lifetime, and additionally agrees as follows:

                  a. If Levy so retires, but dies before receiving one hundred twenty (120) monthly payments, the Corporation shall continue to make such monthly payments to Levy's wife, if she survives him, until the total of one hundred twenty (120) Monthly Payments have been made to Levy and his wife, if any.

                  b. If Levy so retires, but dies before receiving one hundred twenty (120) Monthly Payments, and if his wife, if any, does not survive him, or survives him and dies before one hundred twenty
            (120) Monthly Payments have been made to Levy and his wife, the Corporation shall continue to make such Monthly Payments to the then surviving issue of Levy, such issue to take per stirpes, until a total of one hundred twenty (120) Monthly Payments have been made to Levy, his wife, if any, and his issue; provided that the Corporation shall have no liability to continue any payments hereunder beyond the first day of the month in which the last survivor of Levy, his wife, if any, and his issue shall die.

                  c. Levy dies before his retirement date while in the employ of the Corporation, the Corporation shall pay to Levy's wife, if she shall survive him, Monthly Payments commencing the first day of the month following the month in which Levy dies and ending when one hundred twenty (120) Monthly Payments have been made to Levy's wife; or if Levy's wife dies after surviving to survive Levy or fails to survive Levy, the Corporation shall pay or continue to pay to such of Levy's issue who survive Levy and his wife, per stirpes, the Monthly Payments until a total of one hundred twenty (120) Monthly Payments have been made to Levy's wife and his issue; provided that the Corporation shall have no liability to continue any payments hereunder beyond the first day of the month in which the last survivor of Levy, his wife, and his issue shall die.

                  d. If Levy becomes disabled before his retirement date, the
            Corporation shall pay Monthly Payments to Levy, commencing the first day of the month following the month in which Levy becomes unable to continue active employment and continuing during the lifetime of Levy. In the event of Levy's death after becoming disabled but prior to the time when Levy shall have received one hundred twenty (120) Monthly Payments, the Corporation shall continue to make such Monthly Payments to Levy's wife, if any, if she survives him, until a total of one hundred twenty (120) Monthly Payments have been made to Levy and his wife. If Levy's wife survives Levy but does before one hundred twenty (120) Monthly Payments are made to Levy and his wife, or if Levy's wife fails to survive him, the Corporation shall continue such Monthly Payments to such of Levy's issue as survive him and his wife, if any, such issue to take per stirpes, until a total of one hundred twenty (120) Monthl Payments have been made to Levy, his wife, and his surviving issue.

                  e. The Corporation shall have no further liability beyond the date of death of the last survivor of Levy, his wife, if any, and all of his issue.

     3. Definition of Disability. For the purposes of subparagraph d of paragraph 2 of this Agreement, the obligations of the Corporation to make the payments upon the disability of Levy shall not become effective unless and until all of the following conditions are met:

                  a. Levy shall become physically or mentally incapable of properly performing the services required of him in accordance with his obligation under paragraph 1 hereof;

                  b. such incapacity shall exist or shall be reasonably expected to exist for more than one hundred twenty (120) days in the aggregate during any period of twelve (12) consecutive months; and

                  c. either Levy or the Corporation shall have given the other thirty (30) days written notice of his or its intention to terminate the active employment of Levy because of such disability.

     4. Restrictive Covenants. Levy agrees that as a condition to the payment of benefits to himself and his family granted herein, from the date of this Agreement he shall not, directly or indirectly, enter into or in any manner take part in any business, profession, or other endeavor, either as an employee, agent, independent contractor, owner, or otherwise, which shall be in any way connected with or in the business of manufacturing, jobbing, selling or marketing chemicals or chemical specialties anywhere in the United States of America. It is recognized that a broad geographical area is being described in this restrictive covenant; however, both parties hereto recognize that Levy has operated extensively throughout the United States for the Corporation and that the Corporation does business throughout the United States and other parts of the world, and such a broad area would be necessary for protection of the Corporation.

     5. Forfeiture of Payments. If Levy fails to observe any of the terms of this Agreement and continues such breach for a period of thirty (30) days after the Corporation shall have requested him to perform the same, or if he enters any business described in Paragraph 4 hereof and continues therein either directly or indirectly for a period of fifteen (15) days after the Corporation shall have notified him in writing at his home address that the Directors of the Corporation have decided that such business is in competition with the Corporation, then no further payments shall be due or payable by the Corporation hereunder either to Levy, his wife, or his issue, and the Corporation shall have no further liability hereunder.

     6. Assignment. Neither Levy nor his wife shall have any right to commute, encumber, or dispose of the right to receive payments hereunder, which payments and the right thereto are expressly declared to be non-assignable and nontransferable, and in the event of any attempted assignment or transfer, the Corporation shall have no further liability hereunder.

     7. Reorganization. The Corporation shall not merge or consolidate with any other corporation until such corporation expressly assumes the duties of the Corporation herein set forth.

     8. Benefit. This Agreement shall be binding upon the parties hereto, their heirs, executors, administrators or successors.

     9. Definition of Wife and Issue. By the word wife wherever used in this Agreement, is meant the person to whom Levy is married by a ceremonial marriage and is not separated or divorced at the time the definition of the word becomes important. By the word issue is meant all of the legitimate descendants of whatever degree of Levy, including descendants both by blood and by adoption, provided such adoption is by a court proceeding, the finality of which has not been questioned by the adopting person.

     10. Special Methods of Payment. During the minority or physical or mental incapacity of any person to whom Monthly Payments by the Corporation shall be paid, the Corporation may make such payments in any one or more of the following ways: (i) to such person directly, (ii) to the guardian, committee, conservator, or other similar official representative of such person, (iii) to a relative of such person to be expended by such relative for the care, support, education or maintenance of such person, (iv) as to any minor person, to a custodian designated by the Corporation under the Texas Uniform Gifts to Minors Act, or other similar statute, or (v) by the Corporation expending the same directly for the care, support, education and maintenance of such person. The Corporation's determination of the minority or incapacity of any person shall be final and the Corporation shall not be responsible or liable for the application of any payment after the same has been made in accordance with the provisions hereof.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                          NCH CORPORATION

ATTEST:
/s/ Joseph H. Cleveland                         By: /s/ Tom Hetzer
-----------------------                         ---------------------
      Secretary                                         Tom Hetzer

                                                By: /s/ Robert M. Levy
                                                ----------------------
                                                        Robert M. Levy

STATE OF TEXAS          '
                        '
COUNTY OF DALLAS        '

      This instrument was acknowledged before me on April 13 , 1995, by Tom Hetzer of NCH Corporation, a Delaware corporation, on behalf of said corporation.


                                          /s/ Becky L. Lovelace
                                          -----------------------------
                                              Notary Public in and for
                                                the State of Texas

                                    My Commission Expires:        2/5/98



STATE OF TEXAS          '
                        '
COUNTY OF DALLAS        '

     This instrument was acknowledged before me on April 13, 1995, by Robert M. Levy.


                                          /s/ Becky L. Lovelace
                                          -----------------------------
                                              Notary Public in and for
                                                the State of Texas

                                    My Commission Expires:        2/5/98

                                    AGREEMENT

THE STATE OF TEXAS      '
                        '
COUNTY OF DALLAS        '


     THIS AGREEMENT entered into as of this 13th day of April, 1995, by and between NCH CORPORATION (hereinafter referred to as "Corporation"), and WALTER
M. LEVY, of Dallas, Dallas County, Texas (hereinafter referred to as "Levy"):

                               R E C I T A L S:

      The following facts exist:

     A. Levy has rendered valuable services to the Corporation for many years. Levy's experience and knowledge of the affairs of the Corporation and his reputation and contacts in the industry are extremely important to the continued success of the Corporation.

     C. This Agreement was approved by the Board of Directors on April 13, 1995.

                 ---------------------------------------------

     NOW, THEREFORE, for and in consideration of the recitals above, and in consideration of the covenants and agreements of the parties hereto, each to the other, the parties agree as follows:

     1. Continuation of Employment. Levy agrees to continue in the employment of the Corporation upon such terms as the Board of Directors and Levy shall mutually agree until he reaches the age of fifty-nine and one-half (59-1/2) years, and thereafter until such date as shall be mutually agreed upon.

     2. Payment upon Retirement or Disability. At any time after reaching age fifty-nine and one-half (59-1/2) years, Levy may retire from the active and daily service of the Corporation. Commencing with the date of such retirement, the Corporation shall pay to Levy an annual amount (the "Annual Amount") of Two Hundred Thousand Dollars ($200,000.00). The Annual Amount shall be increased for retirement in a calendar year subsequent to 1995 by the increase in the United States Consumer Price Index (All Urban Consumers - U.S. City Average) for the preceding calendar year. The Annual Amount for each year shall be paid in twelve
(12) equal monthly installments (the "Monthly Payments"), with an installment payable on the first day of each month. The Corporation shall continue to make such payments to Levy during his lifetime, and additionally agrees as follows:

                  a. If Levy so retires, but dies before receiving one hundred twenty (120) monthly payments, the Corporation shall continue to make such monthly payments to Levy's wife, if she survives him, until the total of one hundred twenty (120) Monthly Payments have been made to Levy and his wife, if any.

                  b. If Levy so retires, but dies before receiving one hundred twenty (120) Monthly Payments, and if his wife, if any, does not survive him, or survives him and dies before one hundred twenty
            (120) Monthly Payments have been made to Levy and his wife, the Corporation shall continue to make such Monthly Payments to the then surviving issue of Levy, such issue to take per stirpes, until a total of one hundred twenty (120) Monthly Payments have been made to Levy, his wife, if any, and his issue; provided that the Corporation shall have no liability to continue any payments hereunder beyond the first day of the month in which the last survivor of Levy, his wife, if any, and his issue shall die.

                  c. Levy dies before his retirement date while in the employ of the Corporation, the Corporation shall pay to Levy's wife, if she shall survive him, Monthly Payments commencing the first day of the month following the month in which Levy dies and ending when one hundred twenty (120) Monthly Payments have been made to Levy's wife; or if Levy's wife dies after surviving to survive Levy or fails to survive Levy, the Corporation shall pay or continue to pay to such of Levy's issue who survive Levy and his wife, per stirpes, the Monthly Payments until a total of one hundred twenty (120) Monthly Payments have been made to Levy's wife and his issue; provided that the Corporation shall have no liability to continue any payments hereunder beyond the first day of the month in which the last survivor of Levy, his wife, and his issue shall die.

                  d. If Levy becomes disabled before his retirement date, the
            Corporation shall pay Monthly Payments to Levy, commencing the first day of the month following the month in which Levy becomes unable to continue active employment and continuing during the lifetime of Levy. In the event of Levy's death after becoming disabled but prior to the time when Levy shall have received one hundred twenty (120) Monthly Payments, the Corporation shall continue to make such Monthly Payments to Levy's wife, if any, if she survives him, until a total of one hundred twenty (120) Monthly Payments have been made to Levy and his wife. If Levy's wife survives Levy but does before one hundred twenty (120) Monthly Payments are made to Levy and his wife, or if Levy's wife fails to survive him, the Corporation shall continue such Monthly Payments to such of Levy's issue as survive him and his wife, if any, such issue to take per stirpes, until a total of one hundred twenty (120) Monthl Payments have been made to Levy, his wife, and his surviving issue.

                  e. The Corporation shall have no further liability beyond the date of death of the last survivor of Levy, his wife, if any, and all of his issue.

     3. Definition of Disability. For the purposes of subparagraph d of paragraph 2 of this Agreement, the obligations of the Corporation to make the payments upon the disability of Levy shall not become effective unless and until all of the following conditions are met:

                  a. Levy shall become physically or mentally incapable of properly performing the services required of him in accordance with his obligation under paragraph 1 hereof;

                  b. such incapacity shall exist or shall be reasonably expected to exist for more than one hundred twenty (120) days in the aggregate during any period of twelve (12) consecutive months; and

                  c. either Levy or the Corporation shall have given the other thirty (30) days written notice of his or its intention to terminate the active employment of Levy because of such disability.

     4. Restrictive Covenants. Levy agrees that as a condition to the payment of benefits to himself and his family granted herein, from the date of this Agreement he shall not, directly or indirectly, enter into or in any manner take part in any business, profession, or other endeavor, either as an employee, agent, independent contractor, owner, or otherwise, which shall be in any way connected with or in the business of manufacturing, jobbing, selling or marketing chemicals or chemical specialties anywhere in the United States of America. It is recognized that a broad geographical area is being described in this restrictive covenant; however, both parties hereto recognize that Levy has operated extensively throughout the United States for the Corporation and that the Corporation does business throughout the United States and other parts of the world, and such a broad area would be necessary for protection of the Corporation.

     5. Forfeiture of Payments. If Levy fails to observe any of the terms of this Agreement and continues such breach for a period of thirty (30) days after the Corporation shall have requested him to perform the same, or if he enters any business described in Paragraph 4 hereof and continues therein either directly or indirectly for a period of fifteen (15) days after the Corporation shall have notified him in writing at his home address that the Directors of the Corporation have decided that such business is in competition with the Corporation, then no further payments shall be due or payable by the Corporation hereunder either to Levy, his wife, or his issue, and the Corporation shall have no further liability hereunder.

     6. Assignment. Neither Levy nor his wife shall have any right to commute, encumber, or dispose of the right to receive payments hereunder, which payments and the right thereto are expressly declared to be non-assignable and nontransferable, and in the event of any attempted assignment or transfer, the Corporation shall have no further liability hereunder.

     7. Reorganization. The Corporation shall not merge or consolidate with any other corporation until such corporation expressly assumes the duties of the Corporation herein set forth.

     8. Benefit. This Agreement shall be binding upon the parties hereto, their heirs, executors, administrators or successors.

     9. Definition of Wife and Issue. By the word wife wherever used in this Agreement, is meant the person to whom Levy is married by a ceremonial marriage and is not separated or divorced at the time the definition of the word becomes important. By the word issue is meant all of the legitimate descendants of whatever degree of Levy, including descendants both by blood and by adoption, provided such adoption is by a court proceeding, the finality of which has not been questioned by the adopting person.

     10. Special Methods of Payment. During the minority or physical or mental incapacity of any person to whom Monthly Payments by the Corporation shall be paid, the Corporation may make such payments in any one or more of the following ways: (i) to such person directly, (ii) to the guardian, committee, conservator, or other similar official representative of such person, (iii) to a relative of such person to be expended by such relative for the care, support, education or maintenance of such person, (iv) as to any minor person, to a custodian designated by the Corporation under the Texas Uniform Gifts to Minors Act, or other similar statute, or (v) by the Corporation expending the same directly for the care, support, education and maintenance of such person. The Corporation's determination of the minority or incapacity of any person shall be final and the Corporation shall not be responsible or liable for the application of any payment after the same has been made in accordance with the provisions hereof.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                          NCH CORPORATION

ATTEST:
/s/ Joseph H. Cleveland                         By: /s/ Tom Hetzer
-----------------------                         ---------------------
      Secretary                                 Tom Hetzer

                                                By: /s/ Walter M. Levy
                                                ----------------------
                                                Walter M. Levy

STATE OF TEXAS          '
                        '
COUNTY OF DALLAS        '

     This  instrument  was  acknowledged  before  me on April 13 , 1995,  by Tom
Hetzer  of  NCH  Corporation,   a  Delaware  corporation,   on  behalf  of  said
corporation.


                                          /s/ Becky L. Lovelace
                                          -----------------------------
                                              Notary Public in and for
                                                the State of Texas

                                    My Commission Expires:        2/5/98


STATE OF TEXAS          '
                        '
COUNTY OF DALLAS        '

     This instrument was acknowledged before me on April 13, 1995, by Walter M. Levy.

                                          /s/ Becky L. Lovelace
                                          -----------------------------
                                              Notary Public in and for
                                                the State of Texas

                                    My Commission Expires:        2/5/98

                        NCH CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT



     NCH Corporation is the parent company of numerous wholly-owned subsidiaries engaged in the business of marketing an extensive line of maintenance, repair and supply products. At the close of the last fiscal year, fourteen of these subsidiaries were operating domestically and 120 in foreign countries. The Company is also the parent of several wholly-owned subsidiaries that market various other products, and all such subsidiaries considered in the aggregate as a single subsidiary would not constitute a significant subsidiary of NCH Corporation, and therefore are not listed here.

      As of the close of the last fiscal year, the following corporation was not wholly-owned by NCH Corporation:


                              Immediate Parent and           Jurisdiction
Name of Subsidiary          Percentage of Ownership        of Incorporation

NCH Hua Yang Ltd.            51% NCH Corporation           People's Republic
                                                           of China

                        NCH CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 23
                          INDEPENDENT AUDITORS' CONSENT


   The Board of Directors
   NCH Corporation:

     We consent to incorporation by reference in the registration statement (No. 33-65206) on Form S-8 of NCH Corporation of our reports dated May 30, 2001, relating to the consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended April 30, 2001, which reports appear in or are incorporated by reference in the April 30, 2001 annual report on Form 10-K of NCH Corporation.


Dallas, Texas                    /s/  KPMG LLP
July  9, 2001

                        NCH CORPORATION AND SUBSIDIARIES
                 ANNUAL REPORT FOR THE YEAR ENDED APRIL 30, 2001


Selected Financial Data
NCH Corporation and
Subsidiaries
(In Thousands Except Per
Share Data)

Years Ended April 30,

                                   2001         2000         1999         1998         1997
                               ----------   ----------   ----------   ----------   ----------
Net Sales                      $  679,718   $  725,990   $  725,353   $  721,840   $  710,305

Income from
    Continuing Operations      $   30,129   $   18,374   $   22,396   $   34,132   $   33,693

Earnings Per Share from
    Continuing Operations

    Basic                           $5.66        $3.40        $3.92        $4.77        $4.60
    Diluted                         $5.65        $3.39        $3.91        $4.75        $4.59

Current Ratio                    3.7 to 1     3.3 to 1     2.7 to 1     3.6 to 1     3.3 to 1

Total Assets                   $  425,504   $  427,149   $  429,742   $  515,773   $  492,772

Long-Term Debt                 $    4,992   $   12,049   $    1,104    $   1,400   $      112

Retirement and Deferred
    Compensation Plans         $  114,599   $  115,344   $  115,162    $  111,088  $  107,057

Cash Dividends Declared
    Per Share                       $1.40        $1.40        $1.40        $1.35        $2.20

Note:Amounts for prior years have been restated as applicable to reflect the discontinuation of DBS Services Group and the reclassification of shipping and handling revenues and costs

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources


     In the fiscal year ended April 30, 2001, working capital increased to $223.4 million from $200.2 million at April 30, 2000. The current ratio was 3.7 to 1 at April 30, 2001, compared to 3.3 to 1 at April 30, 2000. The total of cash, cash equivalents and marketable securities increased by $35.9 million to $88.5 million at April 30, 2001. Net cash flow from operating activities of continuing operations totaled $30.6 million for fiscal 2001. Additional cash was provided by the sale of the net assets of subsidiaries of $16.8 million and $7.2 million from the sale of undeveloped surplus land. Principal uses of cash consisted of net purchases of marketable securities of $47.2 million, capital expenditures of $10.5 million, and payment of dividends of $7.5 million.
Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

     The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at February 28, 2001, compared to February 29, 2000. This is reflected by the foreign currency translation component of accumulated other comprehensive loss, which changed from a $42.5 million reduction of stockholders' equity at April 30, 2000, to a $49.5 million reduction of stockholders' equity at April 30, 2001.

     As reported on the Consolidated Balance Sheets, accounts receivable decreased by $13.2 million in the year ended April 30, 2001, including a $4.9 million reduction from the sale of net subsidiary assets. The change in accounts receivable presented in the Consolidated Statements of Cash Flows excludes the effect of exchange rates on the reported asset values and the sale of net subsidiary assets and shows that accounts receivable, net of the provision for losses, decreased by $3.7 million compared to the end of the prior year. The decrease in accounts receivable was primarily due to decreased sales in certain of the Company's international operations during the fourth quarter.

     Inventories at April 30, 2001, decreased $2.5 million from April 30, 2000, as reported on the Consolidated Balance Sheets. This decrease is the net between a $1.7 million increase on inventories in the Company's current business units and a $4.2 million decrease from the sale of net subsidiary assets. The change in inventories presented in the Consolidated Statements of Cash Flows excludes the effect of exchange rates and the sale of net subsidiary assets on the reported asset values and shows that inventories increased $3.1 million in fiscal 2001.

     Accounts payable, accrued expenses and income taxes payable increased by $1.3 million as reported on the Consolidated Balance Sheets. Income taxes payable increased due to net income in the fourth quarter of the current year as compared to a net loss in the fourth quarter of the prior year. Accrued expenses decreased due to decreased international marketing costs. Accounts payable decreased as a result of normal business activity associated with timing of payments.

     Expenditures for property, plant and equipment were $10.5 million for the year ended April 30, 2001. These consisted of the installation and update of worldwide computer systems and normal additions of operating equipment. Capital expenditures for the upcoming year are not expected to vary significantly from the current year.

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

     Total indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased $12.1 million as reported on the Consolidated Balance Sheets. During the fourth quarter of the prior year, an environmental insurance policy was purchased and funded by a note payable in a non-cash transaction. The $11.2 million in long-term debt and current maturities of long-term debt is the note payable related to the environmental insurance policy. The $.7 million of notes payable to banks consist of international subsidiary borrowings in local country currencies used primarily to finance working capital requirements.

     The retirement and deferred compensation plan liability on the Consolidated Balance Sheets represents compensation deferred by employees and accrued interest on such deferrals as well as accrued retirement benefits under non-qualified retirement plans. Deferred compensation is expensed as earned with a liability recorded for payment in future years.

     During fiscal year 2001, cash dividends paid amounted to $7.5 million ($1.40 per share) compared to $7.6 million in 2000 ($1.40 per share). On April 19, 2001, the directors of the Company declared a regular quarterly cash dividend of $.35 per share of Common Stock to be paid June 15, 2001, to shareholders of record June 1, 2001.


Sales and Operating Income - Fiscal 2001 to Fiscal 2000
                                      Net Sales                    Operating Income
                              ----------------------------   ----------------------------
                                 Years Ended April 30,          Years Ended April 30,
                              ----------------------------   ----------------------------
                                  2001           2000            2001           2000
                              -------------  -------------   -------------  -------------

Chemical Specialties Group      $  429,026     $  449,237       $  32,319      $  16,908
Plumbing Products Group            113,946        122,031           5,609          7,690
Partsmaster Group                   78,118         87,954           6,597         10,973
Landmark Direct                     43,959         37,226            (541)           519
Other Product Lines                 14,669         29,542             (28)           833
Unallocated Corporate Expenses        -              -             (3,092)        (2,559)
                              -------------  -------------   -------------  -------------
Total                           $  679,718     $  725,990       $  40,864      $  34,364
                              =============  =============   =============  =============


     Net sales from Continuing Operations decreased from $726.0 in fiscal year 2000 to $679.7 in the current fiscal year. Of this decrease, $16.4 million is attributable to a domestic business unit and several product lines that were sold during fiscal 2001. Sales from the Company's domestic operations excluding the $16.4 million increased 1% from fiscal year 2000 to fiscal 2001. Sales from the Company's international operations decreased 11% from fiscal year 2000 to fiscal 2001 as reported in U.S. dollars, compared to a 4% decrease when measured on a local currency basis. Sales for the Chemical Specialties Group segment decreased 4% from fiscal year 2000 to fiscal 2001 with sales decreasing 8% in the international operations and increasing 1% domestically. Internationally, sales in Europe were down 8% in fiscal year 2001 from fiscal 2000 on a local currency basis, while sales for non-Europe international operations increased 8% on a local currency basis. In Europe, weak economies were a major contributor to weak sales. Net sales for the Plumbing Products Group were down 7% in fiscal year 2001 compared to fiscal 2000. Sales to large retailers were down in fiscal year 2001 compared to fiscal 2000 especially in the fourth quarter when the domestic economy slowed. Sales for the Partsmaster Group decreased 11% in fiscal year 2001 from fiscal 2000. Domestic sales were approximately the same as in the prior year, but sales in the Company's international operations decreased approximately 12% on a local currency basis. Sales for the Landmark Direct increased 18% in fiscal year 2001 from fiscal 2000. In the fourth quarter three of the product lines were discontinued and their assets were sold. Sales for these product lines amounted to $6.9 million in fiscal 2001. The Other Product Lines includes only the sales for N-E Thing Supply which was sold September 30, 2000.

     Operating income increased to $40.9 million in fiscal year 2001 from $34.4 million in fiscal 2000. Included in operating income for fiscal 2000 was an accrual for environmental remediation expenses of approximately $16.1 million. Lower sales in fiscal year 2001 compared to fiscal 2000 was primary in the reduction in operating income across all segments. Cost reduction efforts in both the domestic and international chemical operation helped to off-set the impact that lower sales had on income. In the Plumbing Products Group, operating income was also negatively impacted by pricing pressures due to both competition and large retailers. The reduction in operating income in the Landmark Direct segment was due to lower gross margins.

Sales and Operating Income - Fiscal 2000 to Fiscal 1999

                                    Net Sales                      Operating Income
                              ----------------------------   ----------------------------
                                 Years Ended April 30,          Years Ended April 30,
                              ----------------------------   ----------------------------
                                  2000           1999            2000           1999
                              -------------  -------------   -------------  -------------

Chemical Specialties Group      $  449,237     $  458,481      $  16,908      $  34,717
Plumbing Products Group            122,031        121,928          7,690          2,754
Partsmaster Group                   87,954         87,384         10,973          8,378
Landmark Direct                     37,226         30,010            519          1,193
Other Product Lines                 29,542         27,550            833            848
Unallocated Corporate Expenses        -              -            (2,559)        (2,469)
                              -------------  -------------   -------------  -------------
Total                           $  725,990     $  725,353      $  34,364      $  45,421
                              =============  =============   =============  =============

     Net sales from Continuing Operations were $726.0 million in fiscal 2000 compared to $725.4 million in fiscal 1999. Domestic net sales increased 1% from fiscal 1999 to 2000. Net sales from total international operations decreased 3% from fiscal 1999 to 2000 when measured on a local currency basis. Net sales from international operations reflected a decrease of 1% from fiscal 1999 to 2000 as reported in U.S. dollars, and international sales were also lower due to continued difficult economic conditions primarily in the European operations. Net sales for the Chemical Specialties Group decreased $9.2 million, or 2% from fiscal 1999 to 2000 due to a decrease in international sales, as measured in U.S. dollars, which offset increased domestic sales. Net sales in the Plumbing Products Group increased slightly from 1999 to 2000 as a result of increased domestic sales to major home building supply centers and increased sales of plumbing components to OEM manufacturers, partially offset by lower international sales. Net sales in the Partsmaster Group increased slightly from 1999 to 2000, due to increased domestic sales, partially offset by lower international sales. Net sales for Landmark Direct increased $7.2 million, or 24%, from 1999 to 2000 primarily due to increased sales of medical and first aid supplies. Net sales in the Other Product Lines increased $2.0 million, or 7%, primarily due to increased sales of apartment maintenance products.

     Operating income decreased to $34.4 million in fiscal 2000 from $45.4 million in 1999. Domestic operating margins decreased from fiscal 1999 to 2000, primarily due to the accrual for increased environmental remediation expenses, of which approximately $16.1 million was expensed in the fourth quarter of fiscal 2000, and was partially offset by revisions of prior year liabilities of approximately $4.2 million as a result of changes in management's estimates. Internationally, operating margins increased due to lower cost of sales and marketing costs in fiscal 2000 compared to 1999. In the Chemical Specialties Group, operating income decreased $17.8 million, due to the environmental costs discussed above and lower international sales. Operating income for the Plumbing Products Group increased $4.9 million due to increased domestic sales and cost saving strategies in domestic operations. Operating income for the Partsmaster Group increased $2.6 million, or 31%, due to higher domestic and international margins. Operating income for Landmark Direct decreased $.7 million due to increased sales into bid-dependent market channels, which have historically lower gross margins. Operating income in the Other Product Lines decreased slightly from fiscal 1999 to 2000.

Other Operating Results - Fiscal Years 2001, 2000 and 1999

     In fiscal year 2001, interest expense was $6.7 million compared to $5.6 million for fiscal 2000 and $4.8 million for fiscal 1999. Interest income was $4.5 million for fiscal 2001 as compared to $2.0 million for fiscal 2000 and $2.1 million for fiscal 1999.

     Loss on revaluation of foreign currencies was $0.8 million in fiscal 2001 compared to $2.7 million in fiscal 2000. The current year loss is attributable to foreign exchange expense in certain European subsidiaries and translation losses in hyper-inflationary countries. In fiscal 1999, loss on currency revaluation was $1.5 million.

     During the current year, the Company sold two parcels of surplus land, resulting in a pretax gain of $3.1 million. Also during fiscal 2001, the Company sold net assets of two subsidiaries, resulting in a pretax gain of $7.5 million. Sales relating to these assets were less than 5% of the Company's consolidated annual sales, and therefore these transactions are not expected to have a material impact on the Company's future operations.

     The overall corporate tax rate for fiscal 2001 was 37.9% of pre-tax income compared to 34.8% in 2000 and 45.6% in 1999. The fluctuation in the corporate tax rates are due to variations in individual country income levels, tax rates in the international countries and to revisions of prior years tax estimates. A reconciliation of the effective tax rate to the U.S. statutory rate is contained in the Notes to Consolidated Financial Statements.

Discontinued Operations - Fiscal Years 2001, 2000 and 1999

     Income (loss) from discontinued operations, net of taxes in fiscal years 2001, 2000 and 1999 includes the operating results of Resource Electronics, Inc. and Resource Satellite, Inc. These operations were previously reported as segments.

     The $1.6 million loss on disposition of discontinued operations, net of taxes for fiscal year 2001 includes the net loss from the closing of Resource Satellite, Inc. of $3.1 million net of taxes partially offset by $1.5 million of income, net of income taxes, that resulted from additional payments for inventory that was transferred on a contingency basis at the time of sale of Resource Electronics, Inc. Loss on disposition of discontinued operations, net of taxes for fiscal year 2000 includes the loss from the sale of net assets of Resource Electronics, Inc.


Net Income - Fiscal Years 2001, 2000 and 1999

     Net income in fiscal year 2001, including the results of discontinued operations, increased to $27.5 million from $17.0 million in fiscal 2000. Basic and diluted earnings per share - net income increased to $5.16 per share in fiscal year 2001 from $3.15 in fiscal 2000. Net income in fiscal year 1999 was $24.4 million. Basic earnings per share - net income was $4.27 in fiscal 1999.

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


Consolidated Statements of Income
NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)

Years Ended April 30,

                                             2001             2000              1999
                                        ----------------  --------------   ---------------

Net Sales                                      $679,718        $725,990          $725,353
                                        ----------------  --------------   ---------------

Operating Expenses
Cost of sales, including warehousing
    and commissions                             381,561         396,231           392,854
Marketing and administrative                    257,293         295,395           287,078
expenses
                                        ----------------  --------------   ---------------
                                                638,854         691,626           679,932
                                        ----------------  --------------   ---------------

Operating Income                                 40,864          34,364            45,421

Other (Expenses) Income
     Revaluation of foreign                        (756)         (2,651)           (1,515)
currencies
     Interest income                              4,496           2,011             2,069
     Interest expense                            (6,682)         (5,557)           (4,790)
     Gain on sale of subsidiaries'                7,461               -                 -
net assets
     Gain on sale of land                         3,115               -                 -
                                        ----------------  --------------   ---------------

Income from Continuing Operations
     before Income Taxes                         48,498          28,167            41,185

Provision for Income Taxes                       18,369           9,793            18,789
                                        ----------------  --------------   ---------------

Income from Continuing Operations                30,129          18,374            22,396
                                        ----------------  --------------   ---------------

Discontinued Operations:
Income (Loss) from discontinued                  (1,006)          1,968             1,965
operations, net of income taxes

Loss on disposition of discontinued              (1,622)         (3,309)                -
operations, net of income taxes
                                        ----------------  --------------   ---------------
Net Income                                      $27,501         $17,033           $24,361
                                        ================  ==============   ===============

Earnings Per Share from Continuing
Operations

Basic                                             $5.66           $3.40             $3.92
                                        ================  ==============   ===============
Diluted                                           $5.65           $3.39             $3.91
                                        ================  ==============   ===============

Earnings Per Share - Net Income

Basic                                             $5.16           $3.15             $4.27
                                        ================  ==============   ===============
Diluted                                           $5.16           $3.15             $4.25
                                        ================  ==============   ===============

The accompanying notes are an integral part of these financial statements.



Consolidated Balance Sheets
NCH Corporation and Subsidiaries
(In Thousands Except Share Data)

As of April 30,
                                                               2001                 2000
                                                           --------------       --------------
Assets
Current Assets
Cash and cash equivalents                                        $19,830              $32,146
Marketable securities                                             68,682               20,429
Accounts receivable (less allowance for                          116,518              129,767
doubtful accounts of $14,149 and $15,871)
Inventories                                                       82,470               84,991
Prepaid expenses                                                   6,390                6,203
Deferred income taxes                                             12,788               13,691
                                                           --------------       --------------
Total Current Assets                                             306,678              287,227
                                                           --------------       --------------
Property, Plant and Equipment                                    183,554              189,079
Accumulated depreciation                                         120,344              119,021
                                                           --------------       --------------
                                                                  63,210               70,058
                                                           --------------       --------------
Deferred Income Taxes                                             36,114               36,714
                                                           --------------       --------------
Other                                                             17,620               20,211
                                                           --------------       --------------
Net assets of discontinued operations                              1,882               12,939
                                                           --------------       --------------
Total                                                           $425,504             $427,149
                                                           ==============       ==============

Liabilities and Stockholders' Equity

Current Liabilities
Notes payable to banks                                              $685               $5,956
Current maturities of long-term debt                               6,210                5,971
Accounts payable                                                  38,603               40,112
Accrued expenses                                                  24,804               26,718
Income taxes payable                                              11,090                6,344
Dividends payable                                                  1,858                1,893
                                                           --------------       --------------
Total Current Liabilities                                         83,250               86,994
                                                           --------------       --------------
Long-Term Debt, less current maturities                            4,992               12,049
                                                           --------------       --------------
Retirement and Deferred Compensation Plans                       114,599              115,344
                                                           --------------       --------------
Stockholders' Equity
Common stock, par value $1 per share,                             11,769               11,769
authorized 20,000,000 shares.  Issued
11,769,304 shares

Additional paid-in-capital                                        12,774               12,714
Retained earnings                                                521,212              501,146
Accumulated other comprehensive loss                             (48,700)             (42,389)
                                                           --------------       --------------
                                                                 497,055              483,240
Less treasury stock
(6,461,974 and 6,361,081 shares)                                 274,392              270,478
                                                           --------------       --------------
                                                                 222,663              212,762
                                                           --------------       --------------
Total                                                           $425,504             $427,149
                                                           ==============       ==============

The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Cash Flows
NCH Corporation and Subsidiaries
(In Thousands)

Years Ended April 30,
                                                              2001         2000        1999
                                                           -----------  ----------  ----------
Cash Flows from Operating Activities
    Income from Continuing Operations                     $  30,129    $ 18,374     $ 22,396

    Adjustments to reconcile income from
         Continuing Operations to net cash provided
         by Continuing Operations:
      Depreciation and amortization                          12,118      13,790       13,757
      Gain on sale of subsidiaries' net assets               (7,461)          -            -
      Gain on sale of land                                        -           -       (3,115)
      Provision for losses on accounts receivable             4,199       5,270        5,695
      Deferred income taxes                                   1,149       2,622       (3,152)
      Accrual of environmental expenses                      (5,736)     16,138            -
      Retirement and deferred compensation plans               (248)        411        4,189
      Other noncash items
                                                                162        1,069        (469)
      Change in assets and liabilities, excluding
         net assets acquired in the purchase of
         businesses:
           Accounts receivable                                 (464)     (1,120)     (12,498)
           Inventories                                       (3,056)      6,373       (2,735)
           Prepaid expenses                                    (357)      2,966         (441)
           Accounts payable, accrued expenses
           and income taxes payable                           4,369     (13,919)       3,192
              Other noncurrent assets
                                                             (1,100)      (2,425)       (710)
                                                           -----------  ----------  ----------
    Net cash provided by Continuing Operations               30,589       49,549      29,224
                                                           -----------  ----------  ----------
    Operating cash flows from Discontinued Operations         9,937       (9,578)      5,719
                                                           -----------  ----------  ----------
      Net cash provided by operating activities              40,526      39,971      34,943
                                                           -----------  ----------  ----------

Cash Flows from Investing Activities
    Sales of property, plant and equipment                    8,084        1,105       1,034
    Purchases of property, plant and equipment              (10,543)      (8,807)    (12,748)
    Redemptions of marketable securities                     51,118        7,831     104,221
    Purchases of marketable securities                      (98,359)     (24,865)     (5,932)
    Acquisition of businesses                                     -      (2,027)      (2,773)
    Sale of subsidiaries                                     16,826       12,697           -
    Other                                                      (991)      (1,005)     (1,005)
                                                           -----------  ----------  ----------
      Net cash provided by (used in) investing
      activities                                            (33,865)     (15,071)     82,797
                                                           -----------  ----------  ----------

Cash Flows from Financing Activities
    Proceeds from notes payable                               4,547        5,221       2,346
    Payments of notes payable                                (9,459)      (4,212)     (4,266)
    Payments of long-term debt                               (1,026)      (2,004)       (310)
    Borrowing of cash surrender values                        2,436          826        2,023
    Surrender of insurance contracts                           -             -           317
    Payments of dividends                                    (7,470)      (7,572)     (7,827)
    Purchases of treasury stock                              (4,360)          (3)   (105,963)
    Proceeds from exercise of stock options                     463          -         1,200
                                                           -----------  ----------  ----------
      Net cash used in financing activities                 (14,869)      (7,427)   (112,797)
                                                           -----------  ----------  ----------

Effect of Exchange Rate Changes on Cash
and Cash Equivalents                                         (4,108)      (5,141)     (2,268)
                                                           -----------  ----------  ----------

Net Increase (Decrease) in Cash and Cash Equivalents        (12,316)      12,332       2,675

Cash and Cash Equivalents at Beginning of Year               32,146       19,814      17,139
                                                           -----------  ----------  ----------
Cash and Cash Equivalents at End of Year                   $ 19,830     $ 32,146    $ 19,814
                                                           -----------  ----------  ----------

The accompanying notes are an integral part of these financial statements.



Consolidated Statements of Stockholders' Equity
NCH Corporation and Subsidiaries
(In Thousands Except Per Share Data)
                                                                                                                  Accumulated
                             Common    Treasury    Common    Treasury     Additional                 Other
                              Stock     Stock      Stock      Stock        Paid-In     Retained    Comprehensive
                             Shares     Shares     Amount     Amount       Capital     Earnings       Loss         Total
                            --------   ---------  --------   ---------    ----------   ---------   -------------  ---------
Balance, April 30, 1998     11,769      (4,616)   $11,769    $(165,519)   $  12,289    $474,540    $ (33,675)     $299,404
                            --------   ---------  --------   ---------    ----------   ---------   -------------  ---------
Comprehensive income:
Net income                                                                               24,361                     24,361
Foreign currency
translation adjustment                                                                               (2,506)        (2,506)
Unrealized losses on
investments                                                                                             (98)           (98)
                                                                                                                  ---------
Comprehensive income                                                                                                21,757
                                                                                                                  ---------
Cash dividends on common
stock, $1.05 per share                                                                   (5,323)                    (5,323)
Dividend declared, but
not paid, $.35 per share                                                                 (1,893)                    (1,893)
Treasury stock acquired                 (1,769)              (105,963)                                            (105,963)
Treasury stock issued
under stock plans                           24                  1,007          425                                   1,432
                            --------   ---------  --------   ---------    ----------   ---------   -------------  ---------
Balance, April 30, 1999      11,769     (6,361)    11,769    (270,475)      12,714      491,685        (36,279)    209,414
                            --------   ---------  --------   ---------    ----------   ---------   -------------  ---------
Comprehensive income:
Net income                                                                               17,033                     17,033
Foreign currency
translation adjustment                                                                                  (6,245)     (6,245)
Unrealized gains on
investments                                                                                                135         135
                                                                                                                  ---------
Comprehensive income                                                                                                10,923
                                                                                                                  ---------
Cash dividends on common
stock, $1.05 per share                                                      (5,679)                                 (5,679)
Dividend declared, but
not
paid, $.35 per share                                                        (1,893)                                 (1,893)
Treasury stock acquired                                            (3)                                                   (3)
                            --------   ---------  --------   ---------    ----------   ---------   -------------  ---------
Balance, April 30, 2000     11,769      (6,361)    11,769    (270,478)        2,714     501,146        (42,389)    212,762
                            --------   ---------  --------   ---------    ----------   ---------   -------------  ---------
Comprehensive income:
Net income                                                                               27,501                      27,501
Foreign currency
translation adjustment                                                                                  (6,969)     (6,969)
Unrealized gains on
investments                                                                                                658          658
                                                                                                                  ---------
Comprehensive income                                                                                                 21,190
                                                                                                                  ---------

Cash dividends on common
stock, $1.05 per share                                                                   (5,577)                     (5,577)
Dividend declared, but
not paid, $.35 per share                                                                 (1,858)                     (1,858)
Treasury stock acquired                   (111)                (4,360)                                               (4,360)
Treasury stock issued
under stock plans                           10                   446            60                                      506
                            --------   ---------  --------   ---------    ----------   ---------   -------------  ---------
Balance, April 30, 2001      11,769     (6,462)   $11,769    $(274,392)    $12,774     $521,212        $(48,700)  $ 222,663
                            --------   ---------  --------   ---------    ----------   ---------   -------------  ---------

The accompanying notes are an integral part of these financial statements.


Notes to Consolidated Financial Statements

NCH Corporation and Subsidiaries
Years Ended April 30, 2001, 2000, 1999


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

     Nature of operations - The Company markets an extensive line of maintenance, repair and supply products to customers throughout the world. Products include specialty chemicals, fasteners, welding supplies, and plumbing parts. These products are marketed principally through the Company's own sales force.

     Use of estimates in the financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign currency translation - With the exception of hyper-inflationary countries, all assets and liabilities of operations outside the United States are translated into U.S. dollars at period-end exchange rates, and income and expenses are translated at average rates for the year. Gains and losses resulting from translation are included in the foreign currency translation adjustment component of accumulated other comprehensive loss. The hyper-inflationary countries have been translated into U.S. dollar equivalents as follows: current assets (except for inventories), current liabilities, long-term debt and other liabilities at period-end exchange rates; inventories, property, plant and equipment, other assets, capital stock and retained earnings at historical rates; income and expense items at average rates for the year, except for cost of sales and depreciation expense, which are translated at historical rates. Gains and losses resulting from translation for hyper-inflationary countries are recognized in the income statement as expense or income in the current period. Exchange adjustments resulting from foreign currency transactions are recognized as expense or income in the current period for all countries.

     Cash and cash equivalents and marketable securities - Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents are stated at amortized cost plus accrued interest. Marketable securities are stated at estimated fair value.

     Inventories - Raw materials, sales supplies and purchased finished goods are stated at a moving average cost, which approximates cost on a first-in, first-out basis and is not in excess of market value. Manufactured finished goods are stated at estimated cost of manufacturing, which is not in excess of net realizable value.

     Property, plant and equipment - These assets are recorded at cost. When these assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income during that year. The cost of maintenance and repairs is charged to expense as incurred, whereas expenditures that substantially increase the useful lives of plant or equipment are capitalized. The carrying value of property, plant and equipment is periodically evaluated using undiscounted future cash flows as the basis of determining if impairment exists under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". To the extent impairment is indicated to exist, an impairment loss will be recognized under SFAS No. 121 based on fair value.

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

     Research and development - Research and development costs, which are included in the costs of laboratory operations, are charged to expense as incurred. Research and development costs, however, cannot be separately identified from the total laboratory costs. Total laboratory costs amounted to approximately $4.6 million in 2001, $5.1 million in 2000 and $5.3 million in 1999.

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

     Stock options - The Company issues shares from its treasury as options are exercised. When an option is exercised, treasury stock is credited with the average cost of the treasury shares issued, and additional paid-in capital is charged or credited for the difference between the option price and the average cost of the treasury shares. No charge to income is made in connection with the stock option plan. For the impact of the fair value of employee stock options granted during fiscal years 1996 through 2001, see footnote 8, "Capital Stock and Options".

     Revenue recognition - Sales are recognized upon shipment of products when title transfers to customers. In September 2000, the Emerging Issues Task Force
(EITF) of the Financial Accounting Standards Board issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, stating that all amounts billed to customers in a sale transaction related to shipping and handling be reported as revenue. The Company had previously netted freight cost recovery against freight expenses in marketing and administrative expenses. For fiscal year 2001, freight costs billed to customers are included in net sales with the actual freight costs being charged to cost of sales. All prior periods have been restated to conform to this presentation. This change has no effect on the dollar amount of the Company's operating income or net income.

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

2.    Consolidated International Subsidiaries

     At April 30, 2001 and 2000, the parent Company's investment in consolidated international subsidiaries amounted to $47,994,000 and $48,589,000. The current year consolidated financial statements include international subsidiaries' assets of $116,812,000, liabilities of $46,972,000 and net income of $4,920,000, after allocation of corporate expenses and excluding intercompany sales and profits. For the prior year, these subsidiaries had assets of $137,471,000, liabilities of $55,629,000 and net income of $7,185,000, after allocation of corporate expenses and excluding intercompany sales and profits.


3.    Income Taxes

      Income taxes from continuing operations are as follows (in thousands of dollars):


                              Years Ended April 30,
                                -----------------------------------------------
                                     2001            2000              1999
                                ------------    -------------     -------------

U.S. Federal      Current           $  6,845      $    (4,632)        $   8,408
                  Deferred               984            3,361            (2,695)

Foreign           Current              9,552           10,314            11,935
                  Deferred               165             (739)             (457)

State                                    823            1,489             1,598
                                 ------------    -------------     -------------
                                   $  18,369        $   9,793        $   18,789
                                 ============    =============     =============


     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     The components of deferred tax assets and liabilities as of April 30 are as follows (in thousands of dollars):

                                                      2001               2000
                                                    ------------      ------------
Deferred tax assets:

       Allowance for doubtful accounts                $   3,387        $    3,154
       Inventory related                                  4,498             4,535
       Insurance related                                  5,696             6,076
       Accrued expenses                                   5,042             5,881
       Retirement and deferred compensation plans        37,934            38,130
       Foreign tax credit carryforward                    2,575                 -
       Foreign net operating loss carryforwards           2,602             3,058
       Valuation allowance                               (5,177)           (3,058)
                                                    ------------      ------------
                                                         56,557            57,776
                                                    ------------      ------------

Deferred tax liabilities:

       Depreciation                                       4,679             4,553
       Other                                              2,976             2,818
                                                    ------------      ------------
                                                          7,655             7,371
                                                    ------------      ------------
Net deferred tax asset                               $   48,902        $   50,405
                                                  ==============     =============

     The following is a reconciliation of the difference between the U.S. statutory income tax rate and the effective tax rate related to continuing operations:


                                               Years Ended April 30,
                                      --------------------------------------
                                        2001            2000          1999
                                      ----------      --------      --------
U.S statutory rate                        35.0%         35.0%         35.0%
Tax exempt interest                       (0.1)         (0.1)         (0.2)
Other                                     (0.8)         (0.2)          1.2
Effect of international operations         2.7          (3.3)          7.1
Effect of state income taxes               1.1           3.4           2.5
                                      ----------      --------      --------
Effective tax rate                        37.9%         34.8%         45.6%
                                      ==========      ========      ========



     The Company files a consolidated U.S. federal income tax return with its domestic subsidiaries. International subsidiaries file tax returns in countries of their incorporation. In addition, branches of certain U.S. and international companies file tax returns in countries in which they conduct business. Certain of these subsidiaries have operating loss carryforwards totaling approximately $7,226,000, which will expire between 2002 and 2007 and net operating loss carryforwards totaling approximately $334,000 which have no expiration date. The accumulated undistributed earnings of international subsidiaries not included in the consolidated U.S. federal income tax return approximated $67,187,000 at April 30, 2001, $76,053,000 at April 30, 2000 and $78,157,000 at April 30, 1999.
No provision is made in the accompanying consolidated financial statements for the estimated taxes that would result on distribution of the accumulated undistributed earnings since the Company intends to invest indefinitely in the operations of these subsidiaries. Income from continuing U.S. operations before income taxes was $38,705,000 in 2001, $14,985,000 in 2000, and $19,967,000 in
1999. Income from foreign operations before income taxes for the same three years was $9,793,000, $13,182,000, and $21,218,000, respectively. For 2001, 2000 and 1999, worldwide income tax payments amounted to $13,152,000, $21,841,000 and $19,955,000, respectively.

4.    Inventories

      A summary of inventories at April 30 follows (in thousands of dollars):

                                           2001              2000
                                       ------------      ------------
            Raw materials                $  14,561         $  16,137
            Finished goods                  66,634            67,402
            Sales supplies                   1,275             1,452
                                       ------------      ------------
                                         $  82,470         $  84,991
                                       ============      ============


5.    Property, Plant and Equipment

      Property, plant and equipment at April 30 consists of the following (in thousands of dollars):

                                            2001             2000
                                       ------------      ------------
            Land                         $   7,989         $  12,035
            Buildings                       74,609            75,927
            Equipment                      100,956           101,117
                                       ------------      ------------
                                         $ 183,554        $  189,079
                                       ============      ============

     Depreciation charged to income from continuing operations was $10,145,000, $11,919,000 and $12,481,000 for each of the years ended April 30, 2001, 2000 and
1999, respectively. The estimated useful life of buildings is 25 to 40 years; equipment is 3 to 10 years.

6.    Long-Term Debt

      Long-term debt at April 30 consists of the following (in thousands of dollars):

                                                        2001            2000
                                                    ------------    ------------
Borrowed by domestic companies:

    Note issued to provider of insurance
    policy, at 7.91%, principal and
    interest payable quarterly through
    2003 (see note 13).                                $ 11,177        $  16,913

    Note issued to individual in connection with
       purchase of business                                  -             1,071

Borrowed by international companies                         25                36
                                                    ------------    ------------
                                                        11,202            18,020

       Less current maturities                           6,210             5,971
                                                    ------------    ------------
Long-term debt, less current maturities                $ 4,992         $  12,049
                                                    ============     ===========


Scheduled maturities of long-term debt for the years following April 30, 2001, are as follows:

                  2002            $  6,210,000
                  2003               4,992,000
                                  --------------
                  Total           $ 11,202,000
                                  ==============

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

     Expenses  for  retirement  plans,   exclusive  of  interest  expense,  were
$5,582,000,  $7,430,000 and  $8,872,000 in the years ended April 30, 2001,  2000 and 1999, respectively.

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

     Net postretirement benefit expenses for the years ended April 30 are as follows (in thousands of dollars):

                                                   2001        2000        1999
                                                --------    --------    --------
Service cost - benefits earned during the        $  (43)     $  (103)    $   179
year.
Interest cost on accumulated postretirement
benefit obligation                                  306          292         262
Net amortization of prior service cost              176          176         176
                                                --------    --------    --------
Net postretirement benefit expense               $  439       $  365     $   617
                                                ========    ========    ========


The reconciliation of changes in the benefit obligation is as follows (in thousands of dollars):

                                                        2001        2000
                                                      --------    --------
Postretirement benefit obligation, beginning
      of period                                       $ 3,931      $ 3,848
   Service cost                                           (43)        (103)
   Interest cost                                          306          292
   Benefits paid                                         (132)        (106)
                                                      --------    --------
Postretirement benefit obligation, year-end           $ 4,062      $ 3,931
                                                      ========    =========

     The reconciliation of the accumulated postretirement benefit obligation to the recorded liability at April 30 is as follows (in thousands of dollars):

                                                        2001        2000
                                                      --------    --------
Accumulated postretirement benefit obligation         $ 4,062     $ 3,931
Unrecognized prior service cost                          (411)       (587)
                                                      --------    --------
Accrued postretirement benefit liability              $ 3,651     $ 3,344
                                                      ========    =========

     Measurement of the accumulated postretirement benefit obligation is based on a 7% assumed discount rate for 2001 and 2000.

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

     On April 19, 2001, the directors of the Company declared a regular quarterly cash dividend of $.35 per share of Common Stock to be paid June 15, 2001, to shareholders of record June 1, 2001.

     At April 30, 2001, the Company has a non-qualified stock option plan, which is described below. The Company applies APB Opinion No. 25 and related FASB Interpretations for its plan. No charge to income is made in connection with the stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


                                    2001          2000           1999
                                -----------   ------------   ------------
Net Income
     As Reported                $ 27,501      $  17,033      $  24,361
     Pro Forma                  $ 27,209      $  16,788      $  24,188

Earnings per share
     As Reported
         Basic                  $   5.16       $   3.15       $   4.27
         Diluted                $   5.16       $   3.15       $   4.25

     Pro Forma
         Basic                  $   5.11       $   3.10       $   4.24
         Diluted                $   5.10       $   3.10       $   4.22


     Under the 1980 Non-Qualified Stock Option Plan, the Company may grant options to its employees for up to 1.5 million shares of common stock. At April 30, 2001, 2000 and 1999, 521,000, 531,000 and 531,000 shares of the Company's
Common Stock, respectively, were reserved for issuance under this plan which grants options to key employees and officers. The purchase price under the grant cannot be less than the market value at the date of grant. The options under such plan are exercisable in equal amounts at the beginning of the second, third and fourth year of their lives and expire after five years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                2001         2000         1999
                               ---------     --------     --------
Annual dividend yield             3.7%         3.1%         2.7%

Expected volatility              24.5%        22.0%        20.8%

Risk-free interest rates          5.2%         6.3%         4.5%

Expected lives (years)            5            5             5


The annual dividend yield shown above is weighted over the expected life of the options.

     A summary of the status of the Company's stock option plan as of April 30, 2001, 2000, and 1999, and changes during the years ended on those dates is presented below:

                      (In Thousands Except Per Share Data)
                              Years Ended April 30,
                           ------------------------------------------------------------------------
                                    2001                     2000                     1999
                           ----------------------    ---------------------    ---------------------

                                        Average                  Average                  Average
                             Number      Price        Number      Price        Number      Price
                               of         Per           of         Per           of         Per
                             Shares      Share        Shares      Share        Shares      Share
                           ----------   ---------    ---------   ---------    ---------   ---------
Outstanding at beginning
      of period                 402     $ 52.46          317     $ 56.54          227     $ 58.97

Granted                         150       38.00          134       45.00          125       52.25

Exercised                       (10)      46.13            -           -          (21)      55.87

Canceled or expired             (58)      54.61          (49)      58.62          (14)      58.85
                           ----------   ---------    ---------   ---------    ---------   ---------
Outstanding at end
         of period              484     $ 47.88          402     $ 52.46          317     $ 56.54
                           ==========   =========    =========   =========    =========   =========
Options exercisable
      at year-end               215     $ 55.20          169     $ 57.15          117     $ 58.44
                           ==========   =========    =========   =========    =========   =========

     The following table summarizes information about stock options outstanding as of April 30, 2001 (in thousands except per share data):

                                   Number of    Number of     Average     Average
                                   Options      Options      Price Per   Remaining
                                  Outstanding  Exercisable     Share        Life
                                  -----------  -----------  ----------  ----------
Range of option exercise prices:
$38.00 - $45.00                      268            34       $41.10      4.5 years
$52.25 - $62.50                      216           181       $56.33      2.3 years



     The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years ended April 30, 2001, 2000 and 1999 was $2.54, $3.89, and $4.15, respectively. At April 30,
2001, 2000 and 1999, 19,000 shares of Treasury Stock were reserved for issuance to employees under a stock participation plan.

9.       Comprehensive Income

Accumulated other comprehensive loss consists of the following (in thousands of dollars):

                                              2001        2000           1999
                                            ----------  ----------    ----------
Unrealized gain on available-for-sale       $     806    $     148     $     13
securities
Foreign currency translation adjustment       (49,506)     (42,537)     (36,292)
                                            ----------  ----------    ----------
Accumulated other comprehensive loss        $ (48,700)   $ (42,389)    $(36,279)


     A summary of the components of other comprehensive income for the years ended April 30, 2001, 2000 and 1999 is as follows (in thousands of dollars):



                                             Before-Tax       Income         After-Tax
                                              Amount           Tax            Amount
                                            ----------      ----------      -----------
2001
Unrealized gain on available-for-sale        $  1,012         $ (354)          $    658
securities
Net foreign currency translation               (6,969)           -               (6,969)
                                            ----------      ----------      -----------
Other comprehensive income                   $ (5,957)        $ (354)          $ (6,311)
                                            ==========      ==========      ===========

2000
Unrealized gain on available-for-sale         $  208         $   (73)          $    135
securities
Net foreign currency translation               (6,245)             -             (6,245)
                                            ----------      ----------      -----------
Other comprehensive income                   $ (6,037)       $   (73)          $ (6,110)
                                            ==========      ==========      ===========

1999
Unrealized loss on available-for-sale        $   (151)        $   53           $    (98)
securities
Net foreign currency translation
                                               (2,506)           -               (2,506)

                                            ----------      ----------      -----------
Other comprehensive income                   $ (2,657)        $    53        $   (2,604)
                                            ==========      ==========      ===========

 10.     Interest Costs

     During the years ended April 30, 2001, 2000 and 1999, interest costs, including interest expense on non-funded retirement plans, amounting to $6,682,000, $5,557,000 and $4,790,000, respectively, were expensed as incurred. For the same periods, interest payments were $5,293,000, $4,087,000 and $3,664,000, respectively.



11.      Leases

     At April 30, 2001, the Company and its subsidiaries had a number of noncancellable leases for various office and warehouse facilities. These agreements expire at various times through 2006 and substantially all include renewal provisions. The amount of other obligations assumed, such as payment of property taxes and maintenance, is nominal. Total rent expense for 2001, 2000 and 1999 (including operating leases on data processing equipment, trucks and trailers, and office equipment) was approximately $9,914,000, $10,608,000 and $11,382,000, respectively. The minimum aggregate rentals under the terms of noncancellable operating leases for future years are:

                2002          $ 7,355,000
                2003            5,201,000
                2004            3,602,000
                2005            2,573,000
                2006            1,340,000
         Thereafter             1,884,000



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

     At April 30, 2001 and 2000, the Company had standby letters of credit outstanding totaling $4,621,000 and $4,823,000, respectively, which guarantee payment to certain insurance carriers.

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

     During the fourth quarter of the prior year, the Company obtained additional investigative findings related to a Company owned manufacturing site which indicated further environmental remediation will be required. As a result, the Company recorded an additional accrual of approximately $16.1 million, which was included in marketing and administrative expenses on the Consolidated Statements of Income for fiscal year 2000. In the prior year, the Company purchased an environmental insurance policy to cover this site and one other Company property. This policy covers all pollution remediation and site reclamation costs up to $40 million for these two properties for a ten year term. The premium for this policy was $18.6 million, of which $1.7 million was paid in the prior year. The balance was funded in a non-cash transaction by a note payable to be paid quarterly through fiscal year 2003. During the current year, the Company made payments of $6.9 million, including interest of $1.1 million.

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

     The Company is one of three named parties in a civil lawsuit filed on November 20, 1998, in the U.S. District Court, District of New Jersey, by the U.S. Department of Justice on behalf of the U.S. Environmental Protection Agency seeking reimbursement of approximately $21 million of past costs plus future costs associated with the cleanup of a Superfund site in New Jersey. Although named as a PRP, the Company contends that it did not arrange for the disposal of any materials at this site and intends to vigorously defend this lawsuit. The Company and other defendants, as Third Party Plaintiffs, have sued approximately 20 additional companies and individuals for contribution in this case. At this time, it is too early to determine the likelihood of an adverse result or to quantify the Company's likely exposure, if any.

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

     The following is a summary of available-for-sale marketable securities which consist of Government Bonds, Treasury Notes and Bills as of April 30 (in thousands of dollars):


2001
---------
Cost                            $     67,442
Gross Unrealized Gains                 1,240
                                ------------
Estimated Fair Value            $     68,682
                                ============

2000
---------
Cost                            $     20,201
Gross Unrealized Gains                   228
                                ------------
Estimated Fair Value            $     20,429
                                ============



     The contractual maturities of all the marketable securities at estimated fair value as of April 30, 2001 are in fiscal year 2002.

16.   Discontinued Operations


     During the third quarter of the current year, the Company closed the DBS Services Group due to the weakness in the direct broadcast satellite equipment market and to increased competition. Operations for this segment ceased in January 2001. The remaining net assets at April 30, 2001 consist primarily of receivables and accrued closing costs. The assets have been written down to their estimated net realizable values, and expenses have been estimated and accrued through the estimated closing date. These items are expected to be liquidated during the first quarter of fiscal year 2002. These charges are included in the loss on disposition of discontinued operations, net of taxes and are partially offset by income of $1.5 million, net of income taxes, that resulted from additional payments for inventory that was transferred on a contingency basis at the time of sale of Resource Electronics, Inc.

     In the second quarter of the prior year, the Company sold substantially all the net assets of Resource Electronics Inc., a subsidiary of the Company. This sale closed on November 11, 1999. The net assets that were sold consisted primarily of accounts receivable, inventories, fixed assets, and accounts payable. The selling price for these net assets was $12,697,000 in cash and was received by the Company in November 1999.

     The financial position, operating results, and cash flows of DBS Services Group and Resource Electronics are shown separately as discontinued operations.

     Net sales of DBS Services Group for the years ended April 30, 2001, 2000, and 1999, were $9,682,000, $21,038,000, and $16,530,000, respectively. As DBS
Services Group was closed in January 2001, the above amount for fiscal year 2001 represents approximately seven months of sales. Net sales of Resource Electronics for the years ended April 30, 2000, and 1999, were $32,493,000, and $63,468,000, respectively. As Resource Electronics was sold in the second quarter of the prior year, the above amount for fiscal year 2000 represents approximately six months of sales. These amounts are not included in net sales in the accompanying Consolidated Statements of Income.

     As shown on the accompanying Consolidated Statements of Income, amounts relating to discontinued operations are as follows (in thousands except per share amounts):

                                      2001              2000             1999
                                  --------------  -----------------  --------------
Income (Loss) from Discontinued
     Operations before taxes          $ (1,531)            $ 3,342        $  3,084
Income Taxes                               525              (1,374)         (1,119)
                                  --------------  -----------------  --------------
Income (Loss) from Discontinued
     Operations                      $  (1,006)            $ 1,968        $  1,965
                                  ==============  =================  ==============

Loss on Disposition of
     Discontinued Operations
     before taxes                     $ (2,495)          $  (5,091)         $    -
Income Taxes                               873               1,782               -
                                  --------------  -----------------  --------------
Loss on Disposition of
     Discontinued Operations          $ (1,622)          $  (3,309)         $    -
                                  ==============  =================  ==============

Per share - basic and diluted
     Income (Loss) from
        Discontinued Operations       $  (0.19)           $   0.36         $  0.34
     Loss on Disposition of
        Discontinued Operations          (0.30)              (0.61)              -
                                  --------------  -----------------  --------------
Total from Discontinued
     Operations                       $  (0.49)          $   (0.25)        $  0.34
                                  ==============  =================  ==============


17.   Segment and Geographic Area Information


     The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has five segments:
Chemical Specialties Group, Plumbing Products Group, Partsmaster Group, Landmark Direct, and Other Product Lines. Chemical Specialties Group manufacture and sell a broad line of chemical cleaning and maintenance products, including water treatment and oil field production chemicals, to industrial and institutional customers worldwide. The Plumbing Products Group markets products for plumbing repair and replacement parts as well as parts for new building construction. The majority of these products are purchased finished goods, but the group also manufactures various products. These products are primarily sold in the United States to the plumbing trade, construction contractors, institutional and industrial customers, as well as to major home building supply centers, hardware stores and other retail outlets. The Partsmaster Group sells fasteners, cutting tools, electrical products, and welding alloys to industrial customers worldwide. Landmark Direct markets first-aid supplies and products used by schools, colleges and professional athletic trainers. The segment classifications shown below have been realigned to reflect changes in the Company's decision making structure. Compared to the prior year's presentation, the operating results of certain chemical specialty products have been reclassified to Chemical Specialties Group from Other Product Lines. Also, the previous year-end disclosures included the DBS Services Group, which is now included as a discontinued operation. Fiscal 2000 and 1999 information has been restated to conform to the current segment classifications. Other Product Lines shown below includes only the results of N-E Thing Supply which was sold on September 30, 2000.


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

Segment information is as follows (in thousands of dollars):

                                                                                               Depreciation and
                                  Net Sales                     Operating Profit                 Amortization
                       ---------------------------------  ------------------------------  ----------------------------
                            Years Ended April 30,             Years Ended April 30,          Years Ended April 30,
                       ---------------------------------  ------------------------------  ----------------------------
                          2001       2000       1999        2001      2000      1999        2001     2000      1999
                       ---------------------------------  ------------------------------  ----------------------------
Chemical Specialties
   Group                $ 429,026  $ 449,237  $ 458,481    $ 32,319  $ 16,908  $ 34,717    $ 8,188   $ 8,846  $ 8,933
Plumbing Products Group   113,946    122,031    121,928       5,609     7,690     2,754      2,202     2,557    2,715
Partsmaster Group          78,118     87,954     87,384       6,597    10,973     8,378      1,118     1,421    1,356
Landmark Direct            43,959     37,226     30,010        (541)      519     1,193        442       424      375
Other Product Lines        14,669     29,542     27,550         (28)      833       848        168       542      378
                       ---------------------------------  ------------------------------  ----------------------------
Total                   $ 679,718  $ 725,990  $ 725,353    $ 43,956  $ 36,923  $ 47,890    $ 12,118  $ 13,790  $13,757
                       =================================  ==============================  ============================





                             Capital Expenditures                   Total Assets
                       ---------------------------------  ------------------------------
                            Years Ended April 30,                As of April 30,
                       ---------------------------------  ------------------------------
                          2001       2000       1999        2001      2000      1999
                       ---------------------------------  ------------------------------
Chemical Specialties
Group                    $  7,284   $  6,122   $  9,078    $239,907  $257,662   $266,970
Plumbing Products Group       934      1,174      1,741      67,905    72,198     75,029
Partsmaster Group           1,506        938        886      24,964    27,700     29,736
Landmark Direct               819        372        403      11,721    10,375      9,143
Other Product Lines             -        152        402           -    10,376     14,308
                       ---------------------------------  ------------------------------
Total                    $ 10,543   $  8,758  $  12,510    $344,497  $378,311   $395,186
                       =================================  ==============================


     With respect to capital expenditures, the difference between the segment totals and the consolidated totals relates to assets acquired in the purchases of businesses.

     A reconciliation of the segment information to the consolidated financial statements is as follows:

                                              Years Ended April 30,
                                      ---------------------------------------
                                          2001         2000         1999
                                      ---------------------------------------
Total segment operating profit          $  43,956    $  36,923    $  47,890
Unallocated Corporate expenses             (3,092)      (2,559)      (2,469)
Revaluation of foreign currencies            (756)      (2,651)      (1,515)
Interest income                             4,496        2,011        2,069
Interest expense                           (6,682)      (5,557)      (4,790)
Gain on sale of net subsidiary assets       7,461            -            -
Gain on sale of land                        3,115            -            -
                                      ---------------------------------------
Income from Continuing Operations
before Income Taxes                     $  48,498    $  28,167    $  41,185
                                      =======================================


                                                 As of April 30,
                                      ---------------------------------------
                                          2001         2000         1999
                                      ---------------------------------------
Total segment assets                    $  344,497   $  378,311   $  395,186
Net assets of discontinued operations        1,882       12,939       21,319
Unallocated assets:
   Marketable securities                    68,682       20,429        3,187
   Other Corporate assets                   10,443       15,470       10,050
                                      ---------------------------------------
Consolidated total assets               $  425,504   $  427,149   $  429,742
                                      =======================================


Geographic information is as follows:

                                       Net Sales                          Long-lived Assets
                          -------------------------------------    ---------------------------------
                                 Years Ended April 30,                     As of April 30,
                          -------------------------------------    ---------------------------------
                             2001         2000        1999            2001       2000       1999
                          -------------------------------------    ---------------------------------
United States               $ 407,197   $  420,234  $  394,087       $ 44,044  $  44,842  $  48,969
Europe                        195,960      232,895     257,735         12,820     18,128     18,046
Pacific & Far East             29,044       28,192      25,743          2,092      2,377      2,398
Latin America & Canada         47,517       44,669      47,788          4,254      4,711      6,668
                          -------------------------------------    ---------------------------------
Total                       $ 679,718   $  725,990  $  725,353       $ 63,210  $  70,058  $  76,081
                          =====================================    =================================


18.  Earnings Per Share

     The following is a reconciliation of basic earnings per share to diluted earnings per share for the years ended April 30, 2001, 2000, and 1999 (shares in thousands):

                                                             2001         2000         1999
                                                          ---------    ---------    ---------
Basic earnings per share                                   $  5.16      $  3.15       $4.27
                                                          =========    =========    =========

Average shares outstanding - basic                           5,327        5,408       5,708
Potential shares exercisable under stock option plan            50          134         220
Less:  shares potentially repurchased under treasury
stock method                                                   (46)        (129)       (200)
                                                          ---------    ---------    ---------
Adjusted average shares outstanding - diluted                5,331        5,413       5,728
                                                          =========    =========    =========
Diluted earnings per share                                 $  5.16      $  3.15      $ 4.25


     Stock options are the Company's only potential dilutive securities and are considered in the diluted earnings per share calculations if dilutive for those periods. For the years ended April 30, 2001, 2000, and 1999, options totaling 335,000, 268,000 and 97,000, respectively, were excluded as their effect would have been antidilutive.

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
NCH Corporation:


     We have audited the accompanying consolidated balance sheets of NCH Corporation and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NCH Corporation and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


Dallas, Texas
May 30, 2001

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


         /S/Irvin L. Levy                 /S/ Tom Hetzer
        ----------------------            ------------------------
            Irvin L. Levy                     Tom Hetzer
       Chief Executive Officer            Chief Financial Officer

Selected Unaudited Quarterly Data
(In Thousands Except Per Share Data)

Years Ended April 30,


                                                                                 Quarter
                                                        -----------------------------------------------------------
2001                                                       First           Second          Third          Fourth
----                                                    -----------     -----------     -----------     -----------
Net Sales                                                $ 180,757       $ 173,650       $ 163,781       $ 161,530
Operating Income                                            12,304          14,560           9,195           4,805
Income from Continuing Operations                            8,860          11,272           7,709           2,288
Net Income                                                   9,073          10,210           4,405           3,813
Earnings Per Share from Continuing Operations
      Basic                                                  $1.65           $2.12           $1.45           $0.43
      Diluted                                                $1.65           $2.12           $1.45           $0.43
Earnings Per Share - Net Income
      Basic                                                  $1.69           $1.92           $0.83           $0.72
      Diluted                                                $1.69           $1.92           $0.83           $0.72

2000
----
Net Sales                                                $ 183,952       $ 179,940       $ 182,874       $ 179,224
Operating Income (Loss)                                     11,205          12,822          13,891          (3,554)
Income (Loss) from Continuing Operations                     5,650           6,988           8,226          (2,490)
Net Income (Loss)                                            6,261           3,916           8,678          (1,822)
Earnings (Loss) Per Share from Continuing Operations
      Basic                                                  $1.04           $1.29           $1.52          ($0.46)
      Diluted                                                $1.04           $1.29           $1.52          ($0.46)
Earnings (Loss) Per Share - Net Income
      Basic                                                  $1.16           $0.72           $1.60          ($0.34)
      Diluted                                                $1.16           $0.72           $1.60          ($0.34)


     Basic earnings per share for each period is calculated based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options.

     During the fourth quarter of the prior year, the Company obtained additional investigative findings related to a Company owned manufacturing site which indicated further environmental remediation will be required. As a result, the Company recorded an additional accrual of approximately $16.1 million, which is included in marketing and administrative expenses on the Consolidated Statements of Income for fiscal year 2000.

Market and Dividend Information


     NCH Corporation stock is traded on the New York Stock Exchange. The high and low prices by quarter are shown for the past two years in the schedule below.

     Cash dividends paid during the fiscal year ended April 30, 2001, amounted to $7.5 million compared to $7.6 million and $7.8 million in fiscal years 2000 and 1999, respectively. On April 19, 2001, a dividend of $.35 per share was declared, payable June 15, 2001. A summary of the quarterly dividends per share for the past two years is set forth in the schedule below.


                       Common Stock Prices                  Dividends Per Share
              --------------------------------------   -------------------------------
                    2001                2000              Declared          Paid
              ------------------  ------------------   ---------------  --------------
Quarter        High       Low      High       Low       2001    2000    2001    2000

First           44.88     34.00     56.25     49.00     $ .35   $ .35   $ .35   $ .35
Second          39.56     32.38     50.56     44.25     $ .35   $ .35   $ .35   $ .35
Third           45.13     35.25     48.25     42.44     $ .35       -   $ .35   $ .35
Fourth          57.10     44.56     47.00     39.00     $ .35   $ .70   $ .35   $ .35


     As of June 1, 2001, there were 430 holders of record of the Company's Common Stock, which includes several brokerage firms that hold shares of the Company's stock for an estimated 1,800 investors.

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

                                NCH Corporation
               (Name of Registrant as Specified in Its Charter)


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

      (4)Date Filed:

                                     [LOGO]




                            2727 Chemsearch Boulevard
                               Irving, Texas 75062

                   NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                            To Be Held July 26, 2001


     NOTICE IS HEREBY GIVEN that the Annual Meeting of Stockholders of NCH Corporation will be held in the Gourmet Room II of the Crescent Club, 17th Floor, 200 Crescent Court (at the corner of Pearl and Cedar Springs Streets), Dallas, Texas, on Thursday, the 26th day of July, 2001, at 10:00 a.m., Central Daylight Time, for the following purposes:

      1. To elect three Class I directors of NCH to hold office until the next annual election of Class I directors by stockholders or until their respective successors are duly elected and qualified.

      2. To ratify the appointment of KPMG LLP, Certified Public Accountants, to be the independent auditors of NCH for the fiscal year ending April 30, 2002.

      3. To transact such other business as may properly come before the meeting or any adjournments of the meeting.

     The Board of Directors has fixed the close of business on Friday, June 1, 2001, as the record date for determining stockholders entitled to vote at and to receive notice of the annual meeting.

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

Dated:  June 27, 2001

                                     [LOGO]



                            2727 Chemsearch Boulevard
                               Irving, Texas 75062

                                 PROXY STATEMENT
                                       For
                         ANNUAL MEETING OF STOCKHOLDERS
                           To Be Held on July 26, 2001

                              Dated: June 27, 2001

                   SOLICITATION AND REVOCABILITY OF PROXIES

     The accompanying proxy is solicited by the management of, and on behalf of, NCH Corporation, a Delaware corporation ("NCH"), to be voted at the Annual Meeting of the Stockholders of NCH, to be held Thursday, July 26, 2001 (the
"Meeting"), at the time and place and for the purposes set forth in the accompanying Notice of Annual Meeting. When properly executed proxies in the accompanying form are received, the shares represented thereby will be voted at the Meeting in accordance with the directions noted on the proxies; if no direction is indicated, then such shares will be voted for the election of the directors and in favor of the second proposal set forth in the Notice of Annual Meeting attached to this Proxy Statement.

     The enclosed proxy confers discretionary authority to vote with respect to any and all of the following matters that may come before the Meeting: (1) matters that NCH's Board of Directors does not know a reasonable time before the Meeting are to be presented at the Meeting; and (2) matters incidental to the conduct of the Meeting. Management does not intend to present any business for a vote at the Meeting other than the matters set forth in the accompanying Notice of Annual Meeting, and it has no information that others will do so. If other matters requiring the vote of the stockholders properly come before the Meeting, then, subject to the limitations set forth in the applicable regulations under the Securities Exchange Act of 1934, as amended, it is the intention of the persons named in the attached form of proxy to vote the proxies held by them in accordance with their judgment on such matters.

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

     This Proxy Statement and the accompanying proxy are first being sent or given to NCH's stockholders on or about June 27, 2001.

     NCH will bear the cost of preparing, printing, assembling, and mailing the Notice of Annual Meeting, this Proxy Statement, the enclosed proxy, and any additional material, as well as the cost of forwarding solicitation material to the beneficial owners of stock.


                                  VOTING RIGHTS

     The record date for determining stockholders entitled to notice of and to vote at the Meeting is the close of business on June 1, 2001. On that date there were 5,307,330 shares issued and outstanding of NCH's $1.00 par value common stock ("Common Stock"), which is NCH's only class of voting securities outstanding. Each share of NCH's Common Stock is entitled to one vote in the matter of election of directors and in any other matter that may be acted upon at the Meeting. Neither NCH's certificate of incorporation nor its bylaws permits cumulative voting. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of Common Stock entitled to vote at the Meeting is necessary to constitute a quorum at the Meeting, but in no event will a quorum consist of less than one-third of the shares entitled to vote at the Meeting. The affirmative vote of a plurality of the shares of Common Stock represented at the Meeting and entitled to vote is required to elect directors. All other matters to be voted on will be decided by a majority of the shares of Common Stock represented at the meeting and entitled to vote. Abstentions and broker nonvotes are each included in determining the number of shares present at the meeting for purposes of determining a quorum. Abstentions and broker nonvotes have no effect on determining plurality, except to the extent that they affect the total votes received by any particular candidate.


                              ELECTION OF DIRECTORS

     NCH's Board consists of ten members, divided into three classes: Class I (three directors), Class II (three directors), and Class III (four directors). Only the Class I positions are due for nomination and election at the Meeting. The Class II and Class III positions will be due for nomination and election at the annual meetings of stockholders to be held in 2002 and 2003, respectively.

     The intention of the persons named in the enclosed proxy, unless such proxy specifies otherwise, is to vote the shares represented by such proxy for the election of Rawles Fulgham, Robert M. Levy, and Lester A. Levy, Jr. as the Class I directors. Rawles Fulgham, Robert M. Levy, and Lester A. Levy, Jr. have been nominated to stand for election by the Board of Directors until their terms expire or until their respective successors are duly elected and qualified. All of the aforementioned nominees are presently directors of NCH.

     Walter M. Levy and Lester A. Levy, Jr. are brothers. Robert M. Levy and John I. Levy are brothers and Irvin L. Levy is their father. Walter M. Levy and Lester A. Levy, Jr. are first cousins of Robert M. Levy and John I. Levy. Irvin
L. Levy is an uncle of Walter M. Levy and Lester A. Levy, Jr. Mr. Blumenthal is a first cousin of Irvin L. Levy. Certain information regarding each nominee and director is set forth below. The number of shares beneficially owned by each nominee is listed under "Security Ownership of Principal Stockholders and Management."

                         Class I Directors and Nominees

     Rawles Fulgham, 73, has been a director of NCH since 1981. Mr. Fulgham was an executive director of Merrill Lynch Private Capital Inc. from 1982 until 1989, and served as a Senior Advisor to Merrill Lynch & Co., Inc. from 1989 until 1998. He was also a director, the Chairman of the Board and Chief
Executive Officer of Global Industrial Technologies, Inc., located in Dallas, Texas, until it was acquired by RHI-AG, located in Vienna, Austria, on December 31, 1999. Mr. Fulgham also served on the Board of Directors of BancTec, Inc. and currently serves on the Audit and Advisory Committees of Dorchester Hugoton, Ltd. From 1975 through October 1998, he served on the Board of Directors of Dresser Industries, Inc. until it was merged with Halliburton Company. Mr. Fulgham is a member of the Audit Committee and the Compensation Committee.

     Robert M. Levy, 42, has been a director of NCH since July 2000. He joined NCH in 1985 after attending business school at the University of Texas at Austin. His initial responsibility was in domestic chemical marketing, after which he served in management positions with increasing responsibility in Europe and the United States. Mr. Levy is an Executive Vice President of NCH and an officer and/or director of several of NCH's subsidiaries. He is a member of the Executive Committee.

     Lester A. Levy, Jr., 40, has been a director of NCH since July 2000. He joined NCH in 1985 after attending business school at Northwestern University. His initial responsibility was in domestic chemical sales, after which he served in management positions with increasing responsibility in Europe and the United States. Mr. Levy is an Executive Vice President of NCH and an officer and/or director of several of NCH's subsidiaries. He is a member of the Executive Committee.

     If any of the above nominees for Class I directors should become unavailable to serve as a director, then the shares represented by proxy will be voted for such substitute nominees as may be nominated by the Board of Directors. NCH has no reason to believe that any of the above nominees are, or will be, unavailable to serve as a director.

                               Class II Directors

     Robert L. Blumenthal, 70, has engaged in the practice of law since 1957. He is a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., which serves as NCH's legal counsel.

     Thomas B. Walker, Jr., 77, has been a director of NCH since 1987. Mr. Walker was a general partner of Goldman, Sachs & Co. from 1968 until 1984 and a limited partner of The Goldman Sachs Group, L.P. ("Goldman Sachs") from 1984 through May 1999, when he assumed his current position as a Senior Director to Goldman Sachs. Mr. Walker is also a director of Riviana Foods, Inc. He is a member of the Audit Committee and the Compensation Committee.

     John I. Levy, 39, has been a director of NCH since July 2000. He joined NCH in 1985 after attending business school at Southern Methodist University. His initial responsibility was in corporate planning, after which he served in management positions with increasing responsibility in Europe and the United States. Mr. Levy is an Executive Vice President of NCH and an officer and/or director of several of NCH's subsidiaries. He is a member of the Executive Committee.

                               Class III Directors

     Jerrold M. Trim, 64, has been a director of NCH since 1980 and is the President and majority shareholder of Windsor Association, Inc., which is engaged primarily in investment consulting services. He is a member of the Audit Committee and the Compensation Committee.

     Irvin L. Levy, 72, has been a director and an officer of NCH since 1950, and has served as NCH's President since 1965. He is either president or a vice president of substantially all of NCH's subsidiaries. Mr. Levy is a member of the Stock Option Committee and the Executive Committee. Mr. Levy also serves as Chairman of the Board of Directors of NCH.

     Walter M. Levy, 46, has been a director of NCH since July 2000. He joined NCH in 1980 after attending business school at the University of Virginia. His initial responsibility was in field sales, after which he served in management positions with increasing responsibility in Europe, Asia and the United States. Mr. Levy is an Executive Vice President of NCH and an officer and/or director of several of NCH's subsidiaries. He is a member of the Executive Committee.

     Ronald G. Steinhart, 61, has been a director of NCH since July 2000. He has held several executive level positions with various business organizations, including Interfirst Corporation, Team Bancshares, Inc. and Bank One Corporation. From 1995 through 1996, he served as Chairman and Chief Executive Officer of Bank One, Texas. In December 1996, he was elected Chairman and Chief Executive Officer, Commercial Banking Group, of Bank One Corporation, in which capacity he served until his retirement in January 2000. Mr. Steinhart also serves as a trustee of Prentiss Properties Trust, a publicly traded real estate investment trust, and MFS/Sun Life Series Trust, a group of mutual funds. He also serves on the Board of Managers of Compass Variable Accounts, a group of mutual funds. Mr. Steinhart is a director of United Auto Group, Inc. and Carriker Corporation. He is a member of the Audit Committee and the Compensation Committee.

Meeting Attendance and Committees of the Board

     NCH has audit, compensation, and executive committees of the Board, whose members are noted above. NCH also has a stock option committee, the members of which are Lester A. Levy, Milton P. Levy, Jr., and Irvin L. Levy. During the last fiscal year, the Board of Directors met on five occasions, the Compensation Committee met once, the Audit Committee met once, the Executive Committee met at least 30 times, and the Stock Option Committee met once. NCH does not have a standing nominating committee of the Board. Nominees to the Board are selected by the entire Board.

     The Audit Committee of the Board reviews the scope of the independent auditors' examinations and the scope of activities of NCH's internal auditors. Additionally, it receives and reviews reports of NCH's independent auditors and internal auditors. The Audit Committee also meets (without management's presence, if the Audit Committee so desires) with the independent auditors and members of the internal auditing staff, receives recommendations or suggestions for change, and may initiate or supervise any special investigations it may choose to undertake. See "Audit Committee Report" on page 12.

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

Report on Executive Compensation

Responsibility for Executive Compensation

     The Compensation Committee of NCH has the primary responsibility for recommending to the Board the executive compensation program for the members of the Executive Committee. The Compensation Committee recommends to the Board annual base compensation for the members of the Executive Committee and is responsible for administering and approving incentive compensation for the members of the Executive Committee. The Executive Committee is responsible for setting the compensation for all other officers of NCH.

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

Report of the Compensation Committee on Compensation for the Members of the Executive Committee

     As stated above, the Compensation Committee is responsible for recommending to the Board of Directors the compensation program for the members of the Executive Committee. NCH's current compensation program for the members of the Executive Committee consists of base salary determined by the Compensation Committee and stock option grants determined by the Stock Option Committee.

     The Compensation Committee's determinations for fiscal 2001 regarding the appropriate level of base salary were guided by the contributions of the individual members of the Executive Committee, as well as the Compensation Committee's assessment of the increasingly competitive demand for executive talent, the Company's overall performance, and the Company's future objectives and challenges. Although no formula or preset goal was used in setting the base salary, performance in sales and earnings was considered, in addition to the foregoing factors. The Compensation Committee also considered the compensation practices and performance of other companies that resemble NCH in terms of lines of business, size, scope, and complexity.

     Base salary payments for 2001 were made to compensate ongoing performance throughout the year. The Compensation Committee's decisions concerning the specific 2001 compensation for individual members of the Executive Committee were made within this broad framework and in light of each member's level of responsibility, performance, prior salary and other compensation awards. In all cases the Compensation Committee's specific decisions involving 2001 compensation were ultimately based upon the Compensation Committee's judgment about the individual's performance and potential future contributions, and about whether each particular payment would provide an appropriate reward and incentive for the executive to sustain and enhance the Company's long term performance.

     On April 28, 1994, the Compensation Committee of the Board of Directors adopted an incentive bonus plan (the "Bonus Plan"), for the Office of the Executive Committee, which was approved by the stockholders at the 1994 Annual Meeting. The Bonus Plan provided a formula for determining the amounts of annual bonuses to be paid to each member of the Executive Committee. Bonus amounts depended on the amount by which NCH's net income after taxes, but before accrual for any bonus under the Bonus Plan, for a particular fiscal year increased over its net income before accrual for any bonus for the preceding fiscal year. The Bonus Plan was eliminated effective as of October 30, 2000; therefore, no bonus was payable for fiscal 2001. Although no bonus plan was in place for fiscal 2001, the Compensation Committee may decide to implement a bonus plan or other incentive compensation for the Office of the Executive Committee for future fiscal years.

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


Compensation Committee                    Stock Option Committee
Rawles Fulgham                            Irvin L. Levy
Jerrold M. Trim                           Lester A. Levy
Thomas B. Walker, Jr.                     Milton P. Levy, Jr.
Ronald Steinhart

Executive Committee
Irvin L. Levy
Lester A. Levy, Jr.
Robert M. Levy
Walter M. Levy
John I. Levy

     The report on executive compensation will not be deemed to be incorporated by reference into any filing by NCH under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that NCH specifically incorporates the above report by reference.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Irvin L. Levy, Lester A. Levy, Jr., Robert M. Levy, John I. Levy, and Walter M. Levy are members of the Executive Committee of NCH's Board of Directors, which committee determines most salaries and promotions with respect to officers of NCH and its subsidiaries. Irvin L. Levy, Milton P. Levy, Jr., and Lester A. Levy are members of the Stock Option Committee, which determines those employees of NCH and its subsidiaries who will receive stock options and the amount of such options. All of the aforementioned persons, with the exception of Milton P. Levy, Jr. and Lester A. Levy, are executive officers and employees of NCH. Milton P. Levy, Jr. and Lester A. Levy were executive officers and employees of NCH prior to July 27, 2000.

     NCH's Board of Directors (with the subject members abstaining) determines the salaries of the members of the Executive Committee after recommendation of the Compensation Committee, whose members are Rawles Fulgham, Jerrold M. Trim, Thomas B. Walker, Jr., and Ronald Steinhart.

Executive Compensation

     The following table summarizes the compensation paid to Mr. Irvin L. Levy, who, as President and Chairman of the Board, acts in a capacity similar to the chief executive officer of NCH, and to Lester A. Levy, Jr., Robert M. Levy, Walter M. Levy, and John I. Levy, NCH's four most highly compensated executive officers other than Irvin L. Levy, for services rendered in their capacities as executive officers of NCH during the fiscal years ended April 30, 2001, 2000 and 1999.


                           SUMMARY COMPENSATION TABLE

Name and                      Fiscal    Annual Compensation(1)        All Other
Principal Positions           Year      Salary(2)      Bonus    Compensation (3)

Irvin L. Levy, President and  2001      $935,328       --             $4,400
Chairman of the Board         2000       916,505       --              4,200
                              1999       913,106       --              4,000

Robert M. Levy (4),           2001      $421,825       --             $3,400
Executive Vice President      2000       --            --              --
                              1999       --            --              --

Lester A. Levy, Jr. (4),      2001     $422,616        --             $4,400
Executive Vice President      2000       --            --              --
                              1999       --            --              --

John I. Levy (4),             2001     $424,778        --             $4,400
Executive Vice President      2000       --            --              --
                              1999       --            --              --

Walter M. Levy (4),           2001     $427,908        --             $4,400
Executive Vice President      2000       --            --              --
                              1999       --            --              --
--------------------

(1) Certain of NCH's executive officers receive personal benefits in addition to annual salary and bonus. The aggregate amounts of the personal benefits, however, do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer.

(2) Includes compensation for services as a director.

(3) The amounts included in this column were contributed to the accounts of the executives included in the table under NCH's qualified profit sharing and savings plan.

(4) Robert M. Levy, Lester A. Levy, Jr., John I. Levy and Walter M. Levy each became an executive officer of NCH effective May 1, 2000.



                          OPTION GRANTS IN LAST FISCAL YEAR

                                        Individual Grants
                    -----------------------------------------------------------
                                                                                 Potential Realizable Value
                                                                                      at Assumed Annual
                     Number of        Percent of                                    Rates of Stock Price
                     Securities       Total Options/                                  Appreciation for
                     Underlying       SARs Granted to   Exercise or                  Option Term ($) (3)
                     Options          Employees in      Base Price   Expiration  --------------------------
Name                 Granted (#)(1)   Fiscal Year (2)   ($/Share)    Date            5%             10%
------------------   --------------  ----------------   -----------  ----------  -----------   ------------
Irvin L. Levy           n/a              n/a               n/a          n/a         n/a            n/a

Lester A. Levy, Jr.    13,158            8.8               38         12/18/05     48.50          61.20

Robert Levy            13,158            8.8               38         12/18/05     48.50          61.20

John Levy              13,158            8.8               38         12/18/05     48.50          61.20

Walter Levy            13,158            8.8               38         12/18/05     48.50          61.20
------------------


(1) These options are first exercisable on 12/18/01.

(2) Based upon a total of 150,000 shares subject to options granted to employees under NCH's Stock Option Plan.

(3) In accordance with Securities and Exchange Commission Rules, these columns show gains that could accrue for the respective options, assuming that the market price of NCH Common Stock appreciates from the date of grant over a period of 5 years at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executives from these options will be zero.


   Retirement Agreements

     NCH has entered into retirement agreements allowing retirement at any time after age 59-1/2 with each of Irvin L. Levy, Lester A. Levy, Jr., Robert M. Levy, Walter M. Levy and John I. Levy that provide for lifetime monthly payments and guarantee 120 monthly payments beginning at death, retirement, or disability. Payment under these agreements is $550,000 per year for Irvin L. Levy and $200,000 per year for each of the other Levys, subject to adjustment each year for increases in the United States Consumer Price Index for the preceding year.

               FIVE YEAR COMPARISON OF CUMULATIVE TOTAL RETURN

     The following graph presents NCH's cumulative stockholder return during the period beginning April 30, 1996, and ending April 30, 2001. NCH is compared to the S&P 500 and a peer group consisting of companies that collectively represent lines of business in which NCH competes. The companies included in the peer group index are Betz Laboratories, Inc. (Betz), The Dexter Corporation (Dexter), Ecolab Inc., H.B Fuller Company (Fuller), International Specialty Products, Inc. (International Specialty), Lawson Products, Inc., Lilly Industries (Lilly), Lubrizol Corporation, Nalco Chemical Company (Nalco), National Service Industries, Inc., Petrolite Corporation (Petrolite), Premier Industrial Corporation (Premier), Quaker Chemical Corporation, Safety-Kleen Corporation, Snap-On Tools Corporation and Strategic Distribution Inc. (Strategic Distribution). During fiscal year 1997, Premier was acquired by another corporation. Since Premier's shareholder return is no longer available, they were excluded from the peer group for performance after 1996. During fiscal year 1998, Petrolite was acquired by another corporation, and was excluded from the peer group for performance after 1997. During fiscal year 1999, Betz was acquired by another corporation, and was excluded from the peer group for performance after 1998. During fiscal year 2000, Nalco was acquired by another corporation, and was excluded from the peer group for performance after 1999. During fiscal year 2001, Lilly and Dexter were each acquired by another corporation, and were excluded from the peer group for performance after 2000. Due to these acquisitions, Fuller, International Specialty, and Strategic Distribution were added to the peer group. The index that includes Fuller, International Specialty, and Strategic Distribution is designated below as "New Peer Group". For comparison purposes, the former index, without these additions, is included as "Former Peer Group". Each index assumes $100 invested at the close of trading on April 30, 1996, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.



Data for Fiscal Year Ending April 30,
------------------------------------------------------------------------------
                    1996       1997       1998      1999       2000       2001
------------------------------------------------------------------------------
NCH Corp            100        113        116       102          84       112
S&P 500 Index       100        125        177       215         237       206
Former Peer Group   100        125        153       150         123       131
New Peer Group      100        124        155       142         114       124
------------------------------------------------------------------------------
Data source:  S&P Compustat, a division of McGraw-Hill, Inc.



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

                              SECURITY OWNERSHIP OF
                      PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of NCH's Common Stock as of June 1, 2001, by: (i) persons known to management to beneficially own more than 5% of NCH's Common Stock; (ii) each director and nominee for director; (iii) NCH's five most highly compensated executive officers (whose compensation exceeded $100,000 in fiscal 2001); and
(iv) all directors and executive officers of NCH as a group. Except as noted below, each person included in the table has sole voting and investment power with respect to the shares that the person beneficially owns.


          Name of                       Amount & Nature
    Beneficial Owner                of Beneficial Ownership     Percent of Class
 -------------------------          -----------------------     ----------------
 Robert L. Blumenthal                          2,683                  *
 Rawles Fulgham (1)                            2,000                  *
 Thomas F. Hetzer                                  0                  -
 Irvin L. Levy (2)(3)                      1,443,857              27.2%
 Lester A. Levy (2)(4)                     1,437,362              27.2%
 John I. Levy (2)(5)                          85,397               1.6%
 Lester A. Levy, Jr. (2)(6)                   39,044                  *
 Robert M. Levy (2)(7)                        70,160               1.3%
 Walter M. Levy (2)(8)                        41,331                  *
 Ronald G. Steinhart                           2,500                  *
 Jerrold M. Trim (9)                               0                  -
 Thomas B. Walker, Jr.                        10,000                  *

 All directors and executive               1,697,035              32.0%
 officers as a group (13 people)

 Dimensional Fund Advisors, Inc. (10)        337,600               6.4%
--------------------

*           Less than 1% of class.

(1) Of these shares, 700 are held by a Dallas bank in trust for the retirement plan and benefit of Mr. Fulgham.

(2) The address of Irvin L. Levy, Lester A. Levy, Lester A. Levy, Jr., Robert M. Levy, Walter M. Levy and John I. Levy is P.O. Box 152170, Irving, Texas 75015. The definition of beneficial ownership under the rules and regulations of the Securities and Exchange Commission requires inclusion of the same 29,000 shares held as cotrustees by Messrs. Irvin and Lester Levy for a family trust in the totals listed above for each of Messrs. Irvin and Lester Levy.

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

(5) The table includes 1,576 shares held by the wife of John I. Levy, the beneficial ownership of which Mr. Levy disclaims, and 1,798 shares held by the children of John I. Levy, the beneficial ownership of which Mr. Levy disclaims. The table also includes options held by John I. Levy exercisable within 60 days to acquire 15,102 shares. John I. Levy and a trust for the benefit of Mr. Levy's family additionally hold, in the aggregate, a remainder interest in 500,000 shares held by his father, Irvin L. Levy (see footnote (3) above).

(6)         The  table   includes   options  held  by  Lester  A.  Levy,   Jr.
            exercisable within 60 days to acquire 15,102 shares. Lester A. Levy, Jr. additionally holds a remainder interest in 228,398 shares held by his father, Lester A. Levy (see footnote (4) above).

(7) The table includes options held by Robert M. Levy exercisable within 60 days to acquire 15,102 shares. Robert M. Levy and a trust for the benefit of Mr. Levy's family additionally hold, in the aggregate, a remainder interest in 500,000 shares held by his father, Irvin L. Levy (see footnote (3) above).

(8) The table includes 1,135 shares held by the wife of Walter M. Levy, the beneficial ownership of which Mr. Levy disclaims, and 6,315 shares held by Walter M. Levy as trustee for family trusts for the benefit of his children, the beneficial ownership of which Mr. Levy disclaims. The table also includes options held by Walter M. Levy exercisable within 60 days to acquire 15,102 shares. Walter M. Levy (and entities controlled by Walter M. Levy) additionally holds a remainder interest in 228,398 shares held by his father, Lester A. Levy (see footnote (4) above).

(9) Windsor Association, Inc., of which Mr. Trim is President, has a corporate policy against its employees owning any publicly traded securities.

(10) The table sets forth Dimensional Fund Advisors, Inc.'s stockholding based on its latest Schedule 13G filed with the SEC as of February 2, 2001. Dimensional Fund Advisors, Inc. reports its address as 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. It has sole dispositive power over 337,600 shares, shared dispositive power over 0 shares, sole voting power over 337,600 shares, and shared voting power over 0 shares.


                             AUDIT COMMITTEE REPORT

     The Securities and Exchange Commission rules now require the Company to include in its proxy statement a report of the Audit Committee. The following report concerns the Committee's activities regarding oversight of the Company's financial reporting and auditing process.

     The Audit Committee is comprised solely of independent directors, as defined in the New York Stock Exchange rules, and it operates under a written charter adopted by the Board of Directors, a copy of which is attached to this proxy statement as Exhibit A. The composition of the Audit Committee, the attributes of its members and the responsibilities of the Committee, as reflected in its charter, are intended to be in accordance with applicable requirements for corporate audit committees. The Committee reviews and assesses the adequacy of its charter on an annual basis.

     As described more fully in its charter, the purpose of the Audit Committee is to assist the Board of Directors in its general oversight of the Company's financial reporting, internal control and audit functions. The Committee has reviewed and discussed the Company's audited financial statements with management, which has primary responsibility for the financial statements. KPMG LLP ("KPMG"), the Company's independent auditing firm, is responsible for performing an independent audit of the consolidated financial statements of the Company in accordance with accounting principles generally accepted in the United States. The Committee has discussed with KPMG the matters that are required to be discussed with the independent auditor by Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees." KPMG has provided the Committee with the written disclosures required by Independent Standards Board Standard No. 1, "Independence Discussions with Audit Committees," and the Committee discussed with KPMG that firm's independence. The Committee also considered whether KPMG's provision of non-audit services to NCH is compatible with KPMG's independence.

     Following the Committee's discussions with management and the independent auditor, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's annual report on Form 10-K for the year ended April 30, 2001 and that KPMG be appointed independent auditors for the Company for fiscal 2002. The foregoing report is provided by the following independent directors, who constitute the Audit Committee.

      Audit Committee:

      Rawles Fulgham, Chairman
      Thomas B. Walker, Jr.
      Jerrold Trim
      Ronald Steinhart

                              SELECTION OF AUDITORS

     The Board of Directors has appointed KPMG to continue to be the principal independent auditor of NCH, subject to stockholder ratification at the Meeting. A representative of that firm has been requested to be present at the Meeting and will have an opportunity to make a statement if the representative desires to do so and to respond to appropriate questions.

      Fees Paid to KPMG LLP

     The following table shows the fees paid or accrued by the Company for the audit and other services provided by KPMG for fiscal year 2001.

      Audit Fees(1)                                              $    698,105
      Financial Information Systems Design                       $          0
      and Implementation Plan

      All Other Fees(2)                                          $     38,000
      Total                                                      $    736,105

(1) Audit services of KPMG LLP for 2001 consisted of the examination of the consolidated financial statements of the Company and quarterly review of the financial statements.

(2) "All Other Fees" includes fees for internal audit outsourcing services provided in international locations.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During fiscal 2001, Robert M. Levy and John I. Levy each transferred 5,000 shares of Common Stock to a newly formed family limited partnership. Robert M. Levy's transfer occurred in August and John I. Levy's transfer occurred in December. Messrs. Robert and John Levy failed to report such transfers on Form 4's in September 2000 and January 2001, respectively. The failure to report was inadvertent and was corrected on a subsequently filed Form 4 with respect to Robert M. Levy and Form 5 for John I. Levy. Also, during fiscal 2001, Ronald Steinhart failed to timely file a Form 3 reporting his initial ownership of Common Stock upon becoming a director of NCH. This failure to file was also inadvertent and was corrected on a subsequently filed Form 5.


                            PROPOSALS OF STOCKHOLDERS

     Stockholders of NCH who intend to present a proposal for action at the 2002 Annual Meeting of Stockholders of NCH must notify NCH's management of such intention by notice received at NCH's principal executive offices not less than 120 days in advance of June 27, 2002, for such proposal to be included in NCH's proxy statement and form of proxy relating to such meeting.

                                  ANNUAL REPORT

     The Annual Report for the year ended April 30, 2001, is being mailed to stockholders with this Proxy Statement. The Annual Report is not to be regarded as proxy soliciting material. NCH will provide without charge to each stockholder to whom this Proxy Statement and the accompanying form of proxy are sent, on the written request of such person, a copy of NCH's annual report on Form 10-K for the fiscal year ended April 30, 2001, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission. Requests should be directed to NCH Corporation, Attention: Secretary, P. O. Box 152170, Irving, Texas 75015.

                                            Irvin L. Levy,
                                            President

Irving, Texas
Dated:  June 27, 2001

                                    EXHIBIT A

                                 NCH CORPORATION
           Charter of the Audit Committee of the Board of Directors


  I.  Audit Committee Purpose

            The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Audit Committee's primary duties and responsibilities are to:

o Monitor the integrity of the Company's financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance.
o Monitor the independence and performance of the Company's independent auditors and internal auditing department.
o Provide an avenue of communication among the independent auditors, management, the internal auditing department, and the Board of Directors.

            The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to the independent auditors as well as anyone in the organization. The Audit Committee has the ability to retain, at the Company's expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

II.   Audit Committee Composition and Meetings

            Audit Committee members shall be appointed by the Board on recommendation of the Nominating Committee and shall meet the requirements of the New York Stock Exchange. The Audit Committee shall be comprised of three or more independent non-executive directors who are free of any relationship that would interfere with the exercise of his or her independent judgment. All members of the Committee shall have a basic understanding of finance and accounting and at least one member of the Committee shall have accounting or related financial management expertise.

            The Committee shall meet as frequently as circumstances dictate but at least annually. The Committee should meet privately in executive session at least annually with management, the director of the internal auditing department, the independent auditors, and as a committee to discuss any matters that the Committee or each of these groups believe should be discussed.

III.  Audit Committee Responsibilities and Duties

            Review Procedures

1. Review and reassess the adequacy of this Charter at least annually. Submit the charter to the Board of Directors for approval and have the document published at least every three years in accordance with SEC regulations.

2. Review the Company's annual audited financial statements prior to filing or distribution, to include discussion with management and independent auditors of significant issues regarding accounting principles, practices, and judgments.

3. In consultation with the management, the independent auditors, and the internal auditors, consider the integrity of the Company's financial reporting processes and controls. Review significant findings prepared by the independent auditors and the internal auditing department.

4. Review as deemed necessary, with financial management and the independent auditors, the company's quarterly financial results prior to the release of earnings and/or the company's quarterly financial statements prior to filing or distribution. The Chair of the Committee may represent the entire Audit Committee for purposes of any quarterly review.

            Independent Auditors

5. The independent auditors are ultimately accountable to the Audit Committee and the Board of Directors. The Audit Committee shall review the independence and performance of the auditors and recommend to the Board of Directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

6. Approve the fees and other significant compensation to be paid to the independent auditors.

7. On an annual basis, the Committee should review and discuss with the independent auditors their formal written statement delineating all significant relationships they have with and services they performed for the Company that could impair the auditors' objectivity and independence.

            Internal Audit Department and Legal Compliance

8. Review the qualifications and activities of the internal audit department, as needed.

9. Review the appointment and replacement of the senior internal audit executive.

10. Review significant reports prepared by the internal audit department.

11. On at least an annual basis, review with the Company's counsel, any legal matters that could have a significant impact on the organization's financial statements, the Company's compliance with the applicable laws and regulations, and inquiries received from regulators or governmental agencies.

            Other Audit Committee Responsibilities

12. Annually prepare a report to shareholders as required by the Securities and Exchange Commission. The report should be included in the Company's annual proxy statement.

13. Perform any other activities consistent with this Charter, the Company's by-laws, and governing law, as the Committee or the Board deems necessary or appropriate.

14. Maintain minutes of meetings and periodically report to the Board of Directors on significant results of the foregoing activities.

PROXY CARD


                                 NCH CORPORATION


                  ANNUAL MEETING OF STOCKHOLDERS-JULY 26, 2001
           THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

The undersigned, revoking all prior proxies, hereby appoints Tom Hetzer and Joe Cleveland, and any one or more of them, proxy or proxies, with full power of substitution in each, and hereby authorizes them to vote for the undersigned and in the undersigned's name, all shares of common stock of NCH Corporation (the "Company") standing in the name of the undersigned on June 1, 2001, as if the undersigned were personally present and voting at the Company's annual meeting of stockholders to be held on July 26, 2001, in Dallas, Texas, and at any adjournment thereof, upon the matters set forth on the reverse side hereof.

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

Nominees:  01 RAWLES FULGHAM, 02 ROBERT M. LEVY AND 03 LESTER A. LEVY, JR.

---------------------------------------------------------------------
Instruction: To withhold authority to vote for all nominees, mark the Withhold Authority box. To withhold authority to vote for any individual nominees, write the nominee's name on the line above.




2. Proposal to ratify the appointment of KPMG LLP as independent auditors of NCH Corporation.

     FOR   / /      AGAINST   / /      ABSTAIN   / /




3. In their discretion, the proxies are authorized to vote upon any other matters that may properly come before the meeting or any adjournment thereof, subject to the limitations set forth in the applicable regulations under the Securities Exchange Act of 1934.

Dated:                                             , 2001
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

July 9, 2001



Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

RE:   NCH Corporation
      Commission File Number 1-5838
      Form 10-K for Fiscal Year Ended April 30, 2001

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K for filing by electronic transmission pursuant to the Commission's EDGAR program.

Sincerely,


/S/ Tom Hetzer
Vice President-Finance