Form 10-Q
period 2001-07-31
NCH CORP
filed 2001-09-07
CIK 69960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                         Form 10-Q
                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended July 31, 2001
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


                                                         Total Shares
                                                          Outstanding
          Class                                       at August 31, 2001
Common Stock, $1 Par Value                                 5,307,830

                                 NCH CORPORATION
                                      INDEX




                                                                        Page No.
Part I.           Financial Information:

            Consolidated Balance Sheets -
                  July 31, 2001 and April 30, 2001                            3

            Consolidated Statements of Income -
                  Three Months Ended
                  July 31, 2001 and 2000                                      4

            Consolidated Statements of Cash Flows -
                  Three Months Ended July 31, 2001 and 2000                   5

            Notes to Consolidated Financial Statements                   6 - 10

            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         11 - 17


Part II.          Other Information                                          18

                    NCH Corporation and Subsidiaries
                       Consolidated Balance Sheets
             (In Thousands Except Share and Per Share Data)

                                                 July 31,      April 30,
                                                   2001           2001
                                                 -------        -------
                                                (Unaudited)
Assets

Current Assets
   Cash and cash equivalents                      $ 23,735      $  19,830
   Marketable securities                            50,564         68,682
   Accounts receivable, net                        120,156        116,518
   Inventories                                      84,604         82,470
   Prepaid expenses                                  7,540          6,390
   Deferred income taxes                            12,700         12,788
                                                   -------        -------
     Total Current Assets                          299,299        306,678
                                                   -------        -------
   Property, Plant and Equipment                   182,875        183,554
     Accumulated depreciation                      120,572        120,344
                                                   -------        -------
                                                    62,303         63,210
                                                   -------        -------
   Deferred Income Taxes                            35,479         36,114
                                                   -------        -------
   Other                                            16,557         17,620
                                                   -------        -------
   Net assets of discontinued operations               -            1,882
                                                   -------        -------
     Total                                        $413,638       $425,504
                                                   =======        =======
Liabilities and Stockholders' Equity

Current Liabilities
   Notes payable to banks                        $   1,062       $    685
   Current maturities of long-term debt                  7          6,210
   Accounts payable                                 37,688         38,603
   Accrued expenses                                 24,244         24,804
   Income taxes payable                              8,580         11,090
   Dividends payable                                 1,858          1,858
                                                   -------        -------
     Total Current Liabilities                      73,439         83,250
                                                   -------        -------
Long-Term Debt, less current maturities                 13          4,992
                                                   -------        -------
Retirement and Deferred Compensation Plans         114,649        114,599
                                                   -------        -------
Stockholders' Equity
   Common stock, par value $1 per share,
   authorized 20,000,000 shares.
   Issued 11,769,304 shares                         11,769         11,769
   Additional paid-in-capital                       12,782         12,774
   Retained earnings                               526,693        521,212
   Accumulated other comprehensive loss            (51,299)       (48,700)
                                                   -------        -------
                                                   499,945        497,055
   Less treasury stock
     (6,461,474 and 6,461,974 shares)              274,408        274,392
                                                   -------        -------

                                                   225,537        222,663
                                                   -------        -------
     Total                                        $413,638       $425,504
                                                   =======        =======


The accompanying notes are an integral part of these financial statements.

              Consolidated Statement of Income
          (In Thousands Except Per Share Amounts)
                        (Unaudited)

                                         Three Months Ended
                                              July, 31
                                            2001       2000
                                           -------   -------
Net Sales                                 $169,049  $180,757
                                           -------   -------
Operating Expenses
    Cost of sales, including
    warehousing
      and commissions                       96,698   100,933
    Marketing and administrative
    expenses                                63,684    67,520
                                           -------   -------
                                           160,382   168,453
                                           -------   -------
Operating Income                             8,667    12,304

Other (Expenses) Income
    Revaluation of foreign currencies           11      (174)
    Interest income                          1,069       716
    Interest expense                        (1,075)   (1,154)
    Gain on sale of land                       -       2,836
                                           -------   -------
Income from Continuing Operations
    before Income Taxes                      8,672    14,528

Provision for Income Taxes                   1,554     5,668
                                           -------   -------
Income from Continuing Operations            7,118     8,860
                                           -------   -------
Discontinued Operations:
Income from discontinued operations, net
of income taxes                                  -       213
Income from disposition of
discontinued operations, net
of income taxes                                222       -
                                           -------   -------
Net Income                                $  7,340    $9,073
                                           =======   =======

Weighted Average Number of Shares
    Oustanding
    Basic                                    5,308     5,367
                                           =======   =======
    Diluted                                  5,351     5,367
                                           =======   =======
Earnings Per Share from Continuing
Operations

    Basic                                 $   1.34   $  1.65
                                           =======   =======
    Diluted                               $   1.33   $  1.65
                                           =======   =======


Total Earnings Per Share

    Basic                                 $   1.38   $  1.69
                                           =======   =======
    Diluted                               $   1.37   $  1.69
                                           =======   =======
Cash Dividend Paid Per Share              $   0.35   $  0.35
                                           =======   =======
Cash Dividend Declared Not Paid           $   0.35   $  0.35
                                           =======   =======
The accompanying notes are an integral part of these financial statements.

                      NCH Corporation and Subsidiaries
                    Consolidated Statements of Cash Flow
                               (In Thousands)
                                (Unaudited)

                                                         Three Months Ended
                                                              July 31,
                                                          2001        2000
                                                       ---------   ---------
Cash Flows from Operating Activities
    Income from Continuing Operations                    $ 7,118     $ 8,860
    Adjustments to reconcile income from Continuing
    Operations to net cash provided
    by Continuing Operations:
      Depreciation and amortization                        2,820       3,086
      Provision for losses on accounts receivable            918       1,057
      Deferred income taxes                                  547         509
      Retirement and deferred compensation plans             155          30
      Gain on sale of land                                     -      (2,836)
      Other noncash items                                   (334)        (54)
      Change in assets and liabilities, excluding net
      assets acquired in the purchase of businesses:
        Accounts receivable                               (6,764)     (2,843)
        Inventories                                       (2,754)     (4,458)
        Prepaid expenses                                  (1,212)     (2,408)
        Accounts payable, accrued expenses
          and income taxes payable                       (14,114)       5,708
        Other noncurrent assets                             (351)       (241)
                                                       ---------   ---------
    Net cash provided by (used in) Continuing
    Operations                                           (13,971)      6,410
                                                       ---------   ---------
    Cash flow from Discontinued Operations                 2,651       2,641
                                                       ---------   ---------
      Net cash provided by (used in) operating
      activities                                         (11,320)      9,051
                                                       ---------   ---------
Cash Flows from Investing Activities
    Sales of property, plant and equipment                    30       6,268
    Purchases of property, plant and equipment            (1,896)     (2,734)
    Redemptions of marketable securities                  26,029       3,391
    Purchases of marketable securities                    (7,762)     (5,933)
    Acquisition of businesses                               (433)          -
    Other                                                   (984)       (991)
                                                       ---------   ---------
      Net cash provided by investing activities           14,984           1
                                                       ---------   ---------

Cash Flows from Financing Activities
    Proceeds from notes payable                              415         249
    Payments of notes payable                                  -      (4,152)
    Additional long term debt                                  -         132
    Payments of long-term debt                                (5)       (151)
    Borrowing of cash surrender values                     2,435       2,436
    Payments of dividends                                 (1,859)     (1,893)
    Purchases of treasury stock                             (158)     (3,219)
    Proceeds from exercise of stock options                  130           -

      Net cash provided by (used in) financing
      activities                                             958      (6,598)
                                                       ---------   ---------
Effect of Exchange Rate Changes on Cash and Cash
Equivalents                                                 (717)     (2,615)
                                                       ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents       3,905        (161)

Cash and Cash Equivalents at Beginning of Year            19,830      32,146
                                                       ---------   ---------
Cash and Cash Equivalents at End of Year               $  23,735   $  31,985
                                                       =========   =========
The accompanying notes are an integral part of these financial statements.

                        NCH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal re-occurring accruals) to present fairly NCH Corporation's financial position as of July 31, 2001, the results of its operations and cash flows for the three months ended July 31, 2001 and 2000.

The accounting policies followed by NCH Corporation (the Company) are set forth in Note 1 to the Company's consolidated financial statements in the 2001 NCH Corporation Annual Report to Shareholders, which is included in Part II of Form 10-K.

The results of operations for the three month period ended July 31, 2001, are not necessarily indicative of the results to be expected for the full year.

2.    Discontinued Operations

In the third quarter of fiscal year 2001, the Company closed the DBS Services Group due to the weakness in the direct broadcast satellite equipment market and to increased competition. Operations for this segment ceased in January 2001. The remaining net assets at January 31, 2001, consisted of receivables, inventory, fixed assets and accrued closing costs. The assets were written down to their estimated net realizable values, and expenses were estimated and accrued through the estimated closing date. These items, originally estimated to be liquidated during the fourth quarter of last fiscal year, should be substantially liquidated by October 31, 2001.


                                                Three Months Ended
                                                     July 31,
                                             --------------------------
                                                 2001          2000
                                             ------------  ------------

Income from Discontinued
    Operations before taxes                       $    -       $   408
Income Taxes                                           -          (195)
                                            ------------  ------------
Income from Discontinued Operations               $    -      $    213
                                            ============  ============

Per share - basic and diluted
    Loss from Discontinued
        Operations                             $    -         $   0.04
                                            ============  ============

                                                Three Months Ended
                                                     July 31,
                                             --------------------------
                                                 2001          2000
                                             ------------  ------------

Income from Disposition of Discontinued
    Operations before taxes                      $   342       $     -
Income Taxes                                       (120)             -
                                            ------------  ------------
Income from Disposition of Discontinued
Operations                                      $    222       $     -
                                            ============  ============

Per share - basic and diluted
    Loss from Discontinued
        Operations                               $  0.04        $    -
                                            ============  ============

3.   Inventories

Inventories consisted of the following (in thousands of dollars):

                                              July 31,      April 30,
                                                2001          2001
                                             ------------  ------------

Raw Materials                                  $  14,434     $  14,561
Finished Goods                                    68,964        66,634
Sales Supplies                                     1,206         1,275
                                             ------------  ------------

                                               $  84,604     $  82,470
                                            ============  ============


4.    Earnings Per Share

Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only potential common stock equivalents and are considered in the diluted earnings per share calculations if dilutive. For the three month periods ended July 31, 2001 and 2000, options totaling 212,161 and 401,402, respectively, were excluded as their effect would have been antidilutive.

5.    Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended July 31, 2001 and 2000 are as follows (in thousands):

                                                Three Months Ended
                                                     July 31,
                                             --------------------------
                                                2001          2000
                                             ------------  ------------

Net income                                      $  7,340      $  9,073
Unrealized gain on
    available-for-sale securities                     97            51
Foreign currency translation
    adjustment                                   (2,696)       (5,314)
                                            ------------  ------------

Comprehensive income                           $  4,741      $  3,810
                                            ============  ============

The components of accumulated other comprehensive loss, net of related tax, at July 31, 2001 and April 30, 2001, are as follows (in thousands):

                                              July 31,      April 30,
                                                2001          2001
                                             ------------  ------------

Unrealized gain on
    available-for-sale securities             $      903    $      806

Foreign currency translation
    adjustment                                   (52,202)      (49,506)
                                            ------------  ------------
Accumulated other
    comprehensive loss                        $  (51,299)   $  (48,700)
                                            ============  ============

6.   Segment Information

The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company currently has four segments: Chemical Specialties Group, Plumbing Products Group, Partsmaster Group, and Landmark Direct. The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for individual segments, administrative expenses incurred at the Company's corporate headquarters that are common to more than one segment are allocated on a usage basis. The segments were realigned during fiscal 2001 to reflect changes in the Company's decision making structure, leaving only N-E Thing Supply in Other Products Line. N-E Thing Supply was sold September 30, 2000. Information for the quarter ended July 31, 2000, has been restated to conform to the current segment determination.

The following tables present a summary of the Company's segments for the three-month period ended July 31, 2001 and 2000 (in thousands):

                                                     Net Sales
                                             --------------------------
                                                Three Months Ended
                                                     July 31,
                                             --------------------------
                                                2001          2000
                                             ------------  ------------

Chemical Specialties                           $ 109,468     $ 110,338
Plumbing Products Group                           28,952        28,837
Partsmaster Group                                 18,804        19,962
Landmark Direct                                   11,825        12,613
Other Product Lines                                    -         9,007
                                            ------------  ------------

Net Sales                                     $ 169,049     $ 180,757
                                            ============  ============



                                                 Operating Profit
                                             --------------------------
                                                Three Months Ended
                                                     July 31,
                                             --------------------------
                                                2001          2000
                                             ------------  ------------

Chemical Specialties                            $  7,698      $  9,513
Plumbing Products Group                              686         2,448
Partsmaster Group                                  1,524         1,721
Landmark Direct                                     (622)          (89)
Other Product Lines                                    -           282
                                            ------------  ------------

Total segment operating                         $  9,286     $  13,875
profit

Unallocated Corporate expenses                      (619)       (1,571)
Revaluation of foreign currencies                     11          (174)
Interest income                                    1,069           716
Interest expense                                  (1,075)       (1,154)
Gain on Sale of Land                                   -         2,836
                                            ------------  ------------

Income from Continuing Operations
   before Income Taxes                         $   8,672     $  14,528
                                            ============  ============


7.   Supplemental Cash Flow Information

Cash payments for interest for the three months ended July 31, 2001 and 2000, were approximately $1,093,000 and $578,000, respectively. Cash payments for income taxes were approximately $2,352,000 and $3,149,000 for the same periods, respectively.

                        NCH CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


                         Liquidity and Capital Resources


     In the three months ended July 31, 2001, working capital increased to $225.9 million from $223.4 million at April 30, 2001, and the current ratio was
4.1 to 1 at July 31, 2001, compared to 3.7 to 1 at April 30, 2001. The total of cash, cash equivalents and marketable securities decreased by $14.2 million in the first three months to $74.3 million at July 31, 2001, as shown on the Consolidated Balance Sheets. Net cash flows from operating activities of continuing operations totaled a negative $14.0 million. This was primarily due to payments of an environmental insurance policy of $11.2 million and increases in Accounts Receivable, net of provision for losses, of $5.8 million. Additional cash was provided by discontinued operations of $2.7 million and net redemption of marketable securities of $18.3 million. Principal uses of cash consisted of capital expenditures of $1.9 million, and payment of dividends of $1.9 million. Management expects that operating cash flows will continue to generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

     The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at May 31, 2001, compared to February 28, 2001. This is reflected in the foreign currency translation component of accumulated other comprehensive loss, which changed from a $49.5 million reduction of stockholders' equity at April 30, 2001 to a $52.2 million reduction of stockholders' equity at July 31, 2001.

     Accounts receivable increased by $3.6 million in the three months ended July 31, 2001 and inventories increased by $2.1 million in the three months ended July 31, 2001, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. The change in accounts receivable shown in the Consolidated Statements of Cash Flows is exclusive of the effect of exchange rates on the reported asset values, and shows accounts receivable (net of provisions for losses) increasing by $5.8 million for the three month period. The increase in accounts receivable, exclusive of the effect of exchange rates was due to an increase in sales in the domestic operations in the current quarter compared to the fourth quarter of last year. The Consolidated Statements of Cash Flows shows inventories increasing by $2.8 million during the three months ended July 31, 2001, exclusive of the effect of exchange rates. The increase in inventory was primarily due to seasonal demand in the Landmark Direct segment.

     Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities decreased by $2.9 million when measured exclusive of the effect of exchange rate changes and the payments of an environmental insurance policy, but decreased by $4.0 million as reported on the Consolidated Balance Sheets.
     Expenditures for property, plant and equipment amounted to $1.9 million for the three months ended July 31, 2001, and consisted of the installation and update of worldwide computer systems and normal additions of operating equipment.

     Total indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, which was slightly affected by currency translation, and shows a decrease of $10.8 million, primarily due to payments of an environmental insurance policy of $11.2 million, which is shown as a reduction of accrued expenses payable in the Consolidated Statements of Cash Flow.

     A regular quarterly dividend of $.35 per share, declared by the directors of the Company on April 19, 2001, was paid on June 15, 2001, amounting to $1.9 million. The directors of the Company declared a regular quarterly dividend of $.35 per share on July 26, 2001, payable September 14, 2001, to shareholders of record August 31, 2001.

                                 Euro Conversion

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro is now trading on currency exchanges and can be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have developed plans to address the systems and business issues affected by the euro currency conversion. The issues include, among others, the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions. The Company does not expect this conversion to have a material impact on its financial condition or results of operations.

                                Operating Results

First Quarter Comparison - Prior Year

     Net Sales decreased 6% to $169.0 million from $180.8 million in the first quarter last year. Sales from international operations decreased 6% as reported in U.S. dollars, but increased 1% when measured on a local currency basis. Sales were still weak in most European countries in which the Company does business. Domestically, Net Sales decreased 7% in the first quarter compared to the same quarter last year. Included in prior year's figures, however, are sales from one business unit and three product lines that were sold during fiscal year 2001 which were not accounted for as a separate segment in the prior year's financial statements. Domestic sales increased 3% when these sales are excluded from prior year for comparative purposes. Net Sales for the Partsmaster Group in the first quarter were 6% below the same period last year with sales being below last year in both domestic and international operations. Net sales for the Landmark Group were 6% below the first quarter last year, but included in Net Sales last year were sales from three product lines that were discontinued and their assets sold in the fourth fiscal quarter last year. Adjusting last year's reported sales for comparative purposes, Net Sales for the Landmark Group were 11% higher.

     Operating Income decreased 30% from $12.3 million in the first quarter last year to $8.7 million in the first quarter this year. Operating Income decreased in each of the Company's four segments. In the first quarter, operating margins decreased to 5.1% from 6.8% in the first quarter last year. Operating Income for the Chemical Specialties Group dropped to 7.0% of sales from 8.6% in the first quarter last year. Operating margins decreased both internationally and domestically due to higher operating expenses, and lower sales in the international operations. In the Plumbing Products Group, flat sales combined with higher product costs resulted in a decrease in Operating Income from the first quarter last year. The reduction in Operating Income for Landmark Direct from last year is a result of higher product costs and the loss of income from the three product lines that were discontinued in the fourth quarter last year.

     Provision for Income Taxes was 17.9% of Income from Continuing Operations compared to 39.0% in the first quarter last year. This reduction is primarily due to a tax deduction from the disposition of a foreign subsidiary during the first quarter. There is a nominal book gain from the disposition. Deferred taxes were not previously provided because management had not made the decision to dispose of this investment. Net sales for this subsidiary have been approximately $1 million a year with small operating losses.

     The $213,000 income from discontinued operations, net of income taxes in the first quarter last year was from the closing of Resource Satellite, Inc. The $222,000 income from disposition of discontinued operations, net of income taxes is from additional payments for inventory that was transferred on a contingency basis at the time of sale of Resource Electronics, Inc. Both of these operations were previously reported as segments.

First Quarter Comparison - Preceding Quarter

     Net Sales from Continuing Operations were $169.0 million in the first quarter compared to $161.5 million in the fourth quarter of fiscal 2001, as follows:

                                                     Net Sales
                                           ------------------------------
                                                Three Months Ended
                                           ------------------------------
                                            July 31,           April 30,
                                              2001                2001
                                          -----------         ----------

Chemical Specialties Group                   $  109.4           $  105.3
Plumbing Products Group                          29.0               28.2
Partsmaster Group                                18.8               19.5
Landmark Direct                                  11.8                8.5
                                          -----------        -----------

                                             $  169.0           $  161.5
                                          ===========        ===========

     Significant changes are in the Partsmaster Group where sales continue to be weak in both the international operation and domestic operation, and in Landmark Direct where seasonal sales of first aid supplies increased 39% over the fourth quarter.

     Operating Income in the first quarter was $8.7 million compared to $4.8 million in the preceding quarter. Overall, the increase in Operating Income is attributable to higher sales. Net Sales in the first quarter were $169.0 million compared to $161.5 million in the preceding quarter. Operating income for the Plumbing Products Group decreased from $1.3 million in the preceding quarter to $.7 million in the first quarter. Contributing factors to this decrease was a combination of higher product costs and higher general expenses.

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

                                 PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended July 31, 2001.






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


                                                  NCH Corporation
                                          -------------------------------
                                                   (Registrant)


Date: September 7, 2001                    /s/ Tom Hetzer
                                          -------------------------------
                                           Tom Hetzer
                                           Vice President - Finance
                                           (Principal Accounting Officer)

September 7, 2001




Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549


RE:   NCH Corporation
      Commission File Number 1-5838
      Form 10-Q for Fiscal Quarter Ended July 31, 2001


Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for filing by electronic transmission pursuant to the Commission's EDGAR program.


Sincerely,

/s/ Tom Hetzer
Tom Hetzer
Vice President - Finance