Form 10-Q
period 2001-10-31
NCH CORP
filed 2001-12-14
CIK 69960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                         Form 10-Q
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal Quarter ended October 31, 2001      Commission file number 1-5838


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


                                                         Total Shares
                                                          Outstanding
          Class                                      at December 14, 2001
Common Stock, $1 Par Value                                 5,307,830

                                 NCH CORPORATION
                                      INDEX



                                                                      Page No.
Part I.                 Financial Information:

            Consolidated Balance Sheets -
                  October 31, 2001 and April 30, 2001                    3

            Consolidated Statements of Income -
                  Three Months Ended and Six Months Ended
                  October 31, 2001 and 2000                              4

            Consolidated Statements of Cash Flows -
                  Six Months Ended October 31, 2001 and 2000             5

            Notes to Consolidated Financial Statements                6-11

            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     12 -22


Part II.                Other Information                               23


NCH Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands Except Share and Per Share Data)


                                                 October 31,   April 30,
                                                    2001         2001
                                                 -----------  -----------
                                                (Unaudited)
Assets

Current Assets
   Cash and cash equivalents                      $   19,184   $   19,830
   Marketable securities                              59,630       68,682
   Accounts receivable, net                          120,783      116,518
   Inventories                                        81,458       82,470
   Prepaid expenses                                    7,579        6,390
   Deferred income taxes                              11,519       12,788
                                                 -----------  -----------
     Total Current Assets                           300,153      306,678
                                                 -----------  -----------
   Property, Plant and Equipment                     185,103      183,554
     Accumulated depreciation                        122,608      120,344
                                                 -----------  -----------
                                                      62,495       63,210
                                                 -----------  -----------
   Deferred Income Taxes                              36,396       36,114
                                                 -----------  -----------
   Other                                              18,679       17,620
                                                 -----------  -----------
   Net assets of discontinued operations                 -          1,882
                                                 -----------  -----------
     Total                                       $   417,723  $   425,504
                                                 ===========  ===========

Liabilities and Stockholders' Equity

Current Liabilities
   Notes payable to banks                         $    1,273    $     685
   Current maturities of long-term debt                    5        6,210
   Accounts payable                                   35,463       38,603
   Accrued expenses                                   26,201       24,804
   Income taxes payable                                7,606       11,090
   Dividends payable                                   1,858        1,858
                                                 -----------  -----------
     Total Current Liabilities                        72,406       83,250
                                                 -----------  -----------
Long-Term Debt, less current maturities                   11        4,992
                                                 -----------  -----------
Retirement and Deferred Compensation Plans           114,634      114,599
                                                 -----------  -----------
Stockholders' Equity Common stock, par value
   $1 per share, authorized 20,000,000 shares.
   Issued 11,769,304 shares                           11,769       11,769
   Additional paid-in-capital                         12,782       12,774
   Retained earnings                                 529,803      521,212
   Accumulated other comprehensive loss              (49,274)     (48,700)
                                                 -----------  -----------
                                                     505,080      497,055
   Less treasury stock
     (6,461,474 and 6,461,974 shares)                274,408      274,392
                                                 -----------  -----------

                                                     230,672      222,663
                                                 -----------  -----------
     Total                                       $   417,723  $   425,504
                                                 ===========  ===========

The accompanying notes are an integral part of these financial statements.

  NCH Corporation and Subsidiaries
 Consolidated Statements of Income
   (In Thousands Except Per Share
              Amounts)
            (Unaudited)



                                         Three Months Ended         Six Months Ended
                                            October 31,               October 31,

                                      --------------------------------------------------
                                         2001         2000        2001         2000
                                      -----------  -----------  -----------  -----------
Net Sales                             $  169,100   $  173,650   $  338,149   $  354,407

Operating Expenses
    Cost of sales, including
       warehousing and commissions        99,276       98,294      195,974      199,227
    Marketing and administrative
       expenses                           61,675       60,796      125,359      128,316
                                      -----------  -----------  -----------  -----------
                                         160,951      159,090      321,333      327,543
                                      -----------  -----------  -----------  -----------

Operating Income                            8,149       14,560      16,816       26,864


Other (Expenses) Income
    Revaluation of foreign
    currencies                               (199)        (250)       (188)        (424)
    Interest income                           665          849       1,734        1,565
    Interest expense                         (797)      (1,706)     (1,872)      (2,860)
    Gain on sale of subsidiary                  -        5,068           -        5,068
    Gain on sale of land                        -          279           -        3,115
                                      -----------  -----------  -----------  -----------

Income from Continuing Operations
    before Income Taxes                     7,818       18,800      16,490       33,328

Provision for Income Taxes                  2,949        7,528       4,503       13,196
                                      -----------  -----------  -----------  -----------
Income from Continuing Operations           4,869       11,272      11,987       20,132
                                      -----------  -----------  -----------  -----------

Discontinued Operations:
Loss from discontinued operations,
   net of income taxes                           -      (1,062)          -         (849)
Gain from disposition of discontinued
   operations, net of income taxes              99          -          321            -
                                      -----------  -----------  -----------  -----------
Net Income                            $    4,968    $  10,210   $   12,308   $   19,283
                                      ===========  ===========  ===========  ===========

Weighted Average Number of Shares
    Oustanding
    Basic                                   5,308        5,315       5,308        5,344
                                      ===========  ===========  ===========  ===========
    Diluted                                 5,327        5,315       5,338        5,344
                                      ===========  ===========  ===========  ===========

Earnings Per Share from Continuing
Operations

    Basic                               $    0.92    $    2.12   $    2.26    $    3.77
                                      ===========  ===========  ===========  ===========
    Diluted                             $    0.91    $    2.12   $    2.25    $    3.77
                                      ===========  ===========  ===========  ===========

Total Earnings Per Share

    Basic                               $    0.94    $    1.92   $    2.32    $    3.61
                                      ===========  ===========  ===========  ===========
    Diluted                             $    0.93    $    1.92   $    2.31    $    3.61
                                      ===========  ===========  ===========  ===========
Cash Dividend Paid Per Share            $    0.35    $    0.35   $    0.70    $    0.70
                                      ===========  ===========  ===========  ===========
Cash Dividend Declared Not Paid         $    0.35    $    0.35   $    0.35    $    0.35
                                      ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

           NCH Corporation and Subsidiaries
         Consolidated Statements of Cash Flow
                    (In Thousands)
(Unaudited)

                                                                  Six Months Ended
                                                                     October 31,
                                                             ---------------------------
                                                             2001            2000
                                                             -----------     -----------
Cash Flows from Operating Activities
    Income from Continuing Operations                         $  11,987       $  20,132
    Adjustments to reconcile income from
    Continuing Operations to net cash provided
    by Continuing Operations:
      Depreciation and amortization                               5,989           6,095
      Provision for losses on accounts receivable                 1,991           2,045
      Deferred income taxes                                         936            (101)
      Retirement and deferred compensation plans                    (32)          1,441
      Gain on sale of subsidiary                                      -          (5,068)
      Gain on sale of land                                            -          (3,115)
      Other noncash items                                           562            (429)
      Changes in assets and liabilities, excluding net assets
        acquired in the purchase of businesses:
        Accounts receivable                                      (6,126)            700
        Inventories                                               1,038          (1,321)
        Prepaid expenses                                         (1,254)         (2,094)
        Accounts payable, accrued expenses
            and income taxes payable                           (16,792)             572
        Other noncurrent assets                                   (861)           (485)
                                                             -----------     -----------
    Net cash provided by (used in) Continuing Operations         (2,562)         18,372
                                                             -----------     -----------
    Cash flow from Discontinued Operations                        3,537           3,943
                                                             -----------     -----------
      Net cash provided by operating activities                     975          22,315
                                                             -----------     -----------

Cash Flows from Investing Activities
    Sales of property, plant and equipment                          187           7,583
    Purchases of property, plant and equipment                   (4,470)         (4,920)
    Redemptions of marketable securities                         24,015          15,982
    Purchases of marketable securities                          (14,959)        (41,591)
    Acquisitions of businesses                                  (3,663)               -
    Sale of subsidiary                                                -          12,626
    Other                                                         (984)           (991)
                                                             -----------     -----------
      Net cash provided by (used in) investing activities           126         (11,311)
                                                             -----------     -----------

Cash Flows from Financing Activities
    Proceeds from notes payable                                     580           2,007
    Payments of notes payable                                         -          (3,927)
    Additional long term debt                                         -             130
    Payments of long-term debt                                       (8)         (1,031)
    Borrowing of cash surrender values                            2,435           2,436
    Payments of dividends                                        (3,717)         (3,755)
    Purchases of treasury stock                                    (158)         (3,831)
    Proceeds from exercise of stock options                         130               -
                                                             -----------     -----------
      Net cash used in financing activities                        (738)         (7,971)
                                                             -----------     -----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents     (1,009)         (2,417)
                                                             -----------     -----------
Net Increase/ (Decrease) in Cash and Cash Equivalents              (646)            616

Cash and Cash Equivalents at Beginning of Year                   19,830          32,146
                                                             -----------     -----------
Cash and Cash Equivalents at End of Period                   $   19,184      $   32,762
                                                             ===========     ===========

The accompanying notes are an integral part of thesefinancial statements.

                             NCH CORPORATION AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements
                                       (Unaudited)


1.    Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly NCH Corporation's financial position as of October 31, 2001, the results of its operations for the three and six months ended October 31, 2001 and 2000, and cash flows for the six months then ended.

The accounting policies followed by NCH Corporation (the Company) are set forth in Note 1 to the Company's consolidated financial statements in the 2001 NCH Corporation Annual Report to Shareholders, which is included in Part II of Form 10-K.

The results of operations for the three and six month periods ended October 31, 2001, are not necessarily indicative of the results to be expected for the full year.

2.    Discontinued Operations

In the third quarter of fiscal year 2001, the Company closed the DBS Services Group due to the weakness in the direct broadcast satellite equipment market and to increased competition. Operations for this segment ceased in January 2001. The remaining net assets consisted of receivables, inventory, fixed assets and accrued closing costs. The assets were written down to their estimated net realizable values, and expenses were estimated and accrued through the estimated closing date.


                                       Three Months Ended               Six Months Ended
                                         October 31,                      October 31,
                                   ------------------------        -------------------------
                                       2001         2000               2001          2000
                                   -----------  -----------        -----------   -----------
Loss from Discontinued
    Operations before taxes         $       -    $  (1,565)         $       -     $  (1,157)
Income Taxes                                -          503                  -           308
                                   -----------  -----------        -----------   -----------
Loss from Discontinued Operations   $       -    $  (1,062)         $       -     $    (849)
                                   ===========  ===========        ===========   ===========

Gain on Disposition of
    Discontinued Operations
    before taxes                    $     152    $       -          $     494     $       -
Income Taxes                              (53)           -               (173)            -
                                   -----------  -----------        -----------   -----------
Gain on Disposition of
    Discontinued Operations         $      99    $       -          $     321     $       -
                                   ===========  ===========        ===========   ===========


Per share - basic and diluted
    Loss from Discontinued          $    -      $    (0.20)         $       -     $   (0.16)
Operations
    Gain on Disposition of
    Discontinued Operations              0.02            -               0.06             -
                                   -----------  -----------        -----------   -----------
Total from Discontinued Operations    $  0.02   $    (0.20)         $    0.06     $   (0.16)
                                   ===========  ===========        ===========   ===========



3.    Inventories

Inventories consisted of the following (in thousands of dollars):

                                   October 31,     April 30,
                                     2001            2001
                                --------------   ------------

Raw Materials                        $ 14,520       $ 14,561
Finished Goods                         65,678         66,634
Sales Supplies                          1,260          1,275
                                --------------   ------------
                                     $ 81,458       $ 82,470
                                ==============   ============


4.    Earnings Per Share

Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are the Company's only potential common stock equivalents and are considered in the diluted earnings per share calculations if dilutive. For the three month periods ending October 31, 2001 and 2000, options totaling 325,681 and 401,402, respectively, were excluded as their effect would have been anitdilutive. For the six month period ending October 31, 2001 and 2000, options totaling 209, 531 and 401, 402, respectively, were excluded as their effect would have been antidilutive.


5.    Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month and six-month periods ended October 31, 2001 and 2000 are as follows (in thousands):

                                  Three Months Ended                Six Months Ended
                                      October 31,                     October 31,
                                ------------------------        -------------------------
                                   2001         2000               2001          2000
                                -----------  -----------        -----------   -----------

Net income                        $  4,968     $ 10,210           $ 12,308      $ 19,283
Unrealized gain (loss) on:
  Available-for-sale securities        (94)           3                  3            54
  Foreign currency translation
       adjustment                    2,119         (992)              (577)       (6,306)
                                -----------  -----------        -----------   -----------
Comprehensive income              $  6,993     $  9,221           $ 11,734      $ 13,031
                                ===========  ===========        ===========   ===========


The components of accumulated other comprehensive loss, net of related tax, at October 31, 2001 and April 30, 2001, are as follows (in thousands):

                                      October 31,   April 30,
                                        2001          2001
                                     -----------   -----------
Unrealized gain (loss) on;
   Available-for-sale securities       $    809     $    806
Foreign currency translation
   adjustment                           (50,083)     (49,506)
                                     -----------   -----------
Accumulated other
   comprehensive loss                  $(49,274)    $(48,700)
                                     ===========   ===========


6.    Segment Information

The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company currently has four segments: Chemical Specialties Group, Plumbing Products Group, Partsmaster Group, and Landmark Direct. The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for individual segments, administrative expenses incurred at the Company' corporate headquarters that are common to more than one segment are allocated on a usage basis. The segments were realigned during fiscal 2001 to reflect changes in the Company's decision making structure, leaving only N-E Thing Supply in Other Products Line. N-E Thing Supply was sold September 30, 2000. Information for the three and six month periods ended October 31, 2000.

The following tables present a summary of the Company's segments for the three-month and six-month periods ended October 31, 2001 and 2000 (in thousands):


                                       Net Sales                        Net Sales
                                ------------------------        -------------------------
                                  Three Months Ended                Six Months Ended
                                      October 31,                     October 31,
                                ------------------------        -------------------------
                                   2001         2000               2001          2000
                                -----------  -----------        -----------   -----------

Chemical Specialties             $ 106,883    $ 105,774          $ 216,351     $ 216,112
Plumbing Products Group             28,716       29,397             57,668        58,234
Partsmaster Group                   17,667       19,151             36,471        39,113
Landmark Direct                     15,834       13,666             27,659        26,279
Other Product Lines                      -        5,662                  -        14,669
                                -----------  -----------        -----------   -----------
Net Sales                        $ 169,100    $ 173,650          $ 338,149     $ 354,407
                                ===========  ===========        ===========   ===========




                                    Operating Profit                Operating Profit
                                ------------------------        -------------------------
                                  Three Months Ended                Six Months Ended
                                      October 31,                     October 31,
                                ------------------------        -------------------------
                                   2001         2000               2001          2000
                                -----------  -----------        -----------   -----------
Chemical Specialties              $  8,672     $ 11,239           $ 16,370      $ 20,752
Plumbing Products Group                 47        1,458                733         3,906
Partsmaster Group                    1,702        2,058              3,226         3,779
Landmark Direct                       (816)         657             (1,438)          568
Other Product Lines                      -         (334)                 -           (52)
                                -----------  -----------        -----------   -----------
Total segment operating profit    $  9,605     $ 15,078           $ 18,891      $ 28,953



Unallocated Corporate expenses    $ (1,456)    $   (518)          $ (2,075)     $ (2,089)
Revaluation of foreign
currencies                            (199)        (250)              (188)         (424)
Interest income                        665          849              1,734         1,565
Interest expense                      (797)      (1,706)            (1,872)       (2,860)
Gain on sale of subsidiary               -        5,068                  -         5,068
Gain on sale of land                     -          279                  -         3,115
                                -----------  -----------        -----------   -----------
Income from Continuing
    Operations before
    Income Taxes                  $  7,818     $ 18,800           $ 16,490      $ 33,328
                                ===========  ===========        ===========   ===========



7.    Supplemental Cash Flow Information

Cash payments for interest for the six months ended October 31, 2001 and 2000 were approximately $1,563,000 and $1,490,000, respectively. Cash payments for income taxes were approximately $7,961,000 and $7,340,000 for the same periods, respectively.


8.    Legal and Environmental Matters

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

The Company is one of three named parties in a civil lawsuit filed on November 20, 1998 in the U.S. District Court, District of New Jersey, by the U.S. Department of Justice on behalf of the U.S. Environmental Protection Agency seeking reimbursement of approximately $21 million of past costs plus future costs associated with the cleanup of a Superfund site in New Jersey. Although named as a PRP, the Company contends that it did not arrange for the disposal of any materials at this site and intends to vigorously defend this lawsuit. The Company and other defendants, as third party plaintiffs, have sued approximately 20 additional companies and individuals for contribution in this case. At this time, it is too early to determine the likelihood of an adverse result or to quantify the Company's likely exposure, if any.

                        NCH CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources

     In the six months ended October 31, 2001, working capital was $227.7 million compared to $223.4 million at April 30, 2001, and the current ratio was
4.1 to 1 at October 31, 2001, compared to 3.7 to 1 at April 30, 2001. The total of cash, cash equivalents and marketable securities decreased by $9.7 million in the first six months to $78.8 million at October 31, 2001, as shown on the Consolidated Balance Sheets. Net cash flows from operating activities of continuing operations totaled a negative $2.6 million. This was primarily due to payments of an environmental insurance policy liability of $11.2 million. Management expects that operating cash flows will generate sufficient funds to finance operating needs, capital expenditures and the payment of dividends.

     The Company's international subsidiaries operate on a fiscal year ending on the last day of February. The reported values of both assets and liabilities of the Company's international subsidiaries decreased as a result of the change in the Company's composite spot rate at August 31, 2001, compared to February 28, 2001. This is reflected in the foreign currency translation component of accumulated other comprehensive loss, which changed from a $49.5 million reduction of stockholders' equity at April 30, 2001 to a $50.1 million reduction of stockholders' equity at October 31, 2001.

     Accounts receivable increased $4.3 million in the six months ended October 31, 2001, as measured in U.S. dollars and reported on the Consolidated Balance Sheets. This increase is due to an increase in sales in the domestic operations in the second quarter as compared to the fourth fiscal quarter last year.

     Accounts payable, accrued expenses and income taxes payable were similarly affected by currency translation. These liabilities increased by $5.6 million when measured exclusive of the effect of exchange rate changes and the payments of an environmental insurance policy, but increased by $5.2 million as reported on the Consolidated Balance Sheets.

     Net expenditures for property, plant and equipment amounted to $4.3 million for the six months ended October 31, 2001, and consisted of the installation and purchase of computer systems and normal additions of operating equipment.

     Total indebtedness, comprised of long-term debt, current maturities of long-term debt and notes payable, decreased $10.6 million primarily due to payments of an environmental insurance policy of $11.2 million, which change is shown as a decrease of accrued expenses payable in the Consolidated Statements of Cash Flow.

          A regular quarterly dividend of $.35 per share was declared by the directors of the Company on October 29, 2001, payable December 14, 2001 to shareholders of record as of November 30, 2001. Cash dividends paid during the first six months of the fiscal year amounted to $3.7 million.

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


Operating Results
Second Quarter Comparison - Prior Year

                                                     Net Sales
                                           -------------------------------
                                                 Three Months Ended
                                           -------------------------------
                                           October 31,         October 31,
                                              2001                2000
                                           -----------         -----------

Chemical Specialties Group                   $  106.9            $  105.8
Plumbing Products Group                          28.7                29.4
Partsmaster Group                                17.7                19.2
Landmark Direct                                  15.8                13.7
Other                                               -                 5.7
                                           -----------         -----------
                                             $  169.1            $  173.7
                                           ===========         ===========


     Net Sales decreased 3% to $169.1 million from $173.7 million in the same quarter last year. Sales from international operations decreased 4% as reported in U.S. dollars, but increased 3% when measured on a local currency basis. Domestically, net sales decreased 2% in the second quarter compared to the same quarter last year. Included in prior year's figures, however, are sales from one business unit and three product lines that were sold during fiscal year 2001 which were not accounted for as a separate segment in the prior year's financial statements. Domestic sales increased 6% when these sales are excluded from prior year for comparative purposes. Net sales for the Partsmaster Group in the first quarter were 8% below the same period last year with sales being below last year in both domestic and international operations. Net sales for the Landmark Group were 16% higher than the same quarter last year, but included in Net sales last year were sales from three product lines that were sold in the fourth fiscal quarter last year. Adjusting last year's reported sales for comparative purposes, net sales for the Landmark Group were 38% higher. Increase in sales were primarily due to higher sales to schools at lower margins.


                                              Operating Income ($000)
                                           -------------------------------
                                                 Three Months Ended
                                           -------------------------------
                                           October 31,         October 31,
                                              2001                2000
                                           -----------         -----------

Chemical Specialties Group                   $  8,672            $ 11,239
Plumbing Products Group                            47               1,458
Partsmaster Group                               1,702               2,058
Landmark Direct                                  (816)                657
Other                                               -                (334)
Corporate Expenses                             (1,456)               (518)
                                           -----------         -----------
                                             $  8,149            $ 14,560
                                           ===========         ===========

     Operating income decreased 44% from $14.6 million in the second quarter last year to $8.1 million in the second quarter this year. In the second quarter, operating margins decreased to 4.8% from 8.4% in the same quarter last year.

     Operating income decreased in each of the four segments. In the Chemical Specialties segment, the drop in operating income was in the international operations. Operating income for the domestic operations remained flat with the same quarter last year. Except in the newer Eastern European operations, operating income dropped in all of the international areas. In general, higher operating expenses combined with flat sales contributed to lower margins in most international operations. Operating income decreased in the Plumbing Products Group due to lower sales, higher costs related to redesigning the packaging and replacing packaged merchandise in the major home repair centers, and lower profits from sales related to new home construction. In the Partsmaster Group, even though sales decreased, the operating margin increased from 9.3% in the second quarter last fiscal year to 9.6% in the same quarter this year. Also, a portion of the decrease in operating income as stated in U.S. dollars is from currency translation. Approximately 40% of sales from the Partsmaster Group come from international operations. Even though sales increased in Landmark Direct, profits deteriorated into a loss of $816,000 in the second quarter compared to an operating income of $657,000 in the same quarter last year. The major factor in the loss for the quarter was the low margin on sales to schools. Cost of material was approximately 7 percentage points higher than in the same period last year. Also, the sale of product lines from this segment in February 2001 is negatively affecting operating income.

     Unallocated Corporate Expenses includes adjustments to the surrender value of life insurance contracts covering certain employees. These adjustments include a charge to operations of $1.0 million in the second quarter of this year compared to a nominal change in the same period of the prior year.

     The loss from discontinued operations, net of income taxes in the second quarter last year was from the closing of Resource Satellite, Inc. which was previously reported as a segment.

Second Quarter Comparison - Preceding Quarter

     Net Sales from Continuing Operations were $169.1 million in the second quarter compared to $169.0 million in the first quarter. There were no significant changes in the sales level of the four segments in the second quarter compared to the first quarter.



                                                     Net Sales
                                                 Three Months Ended
                                           -------------------------------
                                           October 31,           July 31,
                                              2001                2001
                                           -----------         -----------

Chemical Specialties Group                   $  106.9            $  109.4
Plumbing Products Group                          28.7                29.0
Partsmaster Group                                17.7                18.8
Landmark Direct                                  15.8                11.8
                                           -----------         -----------
                                            $  169.1            $  169.0
                                           ===========         ===========


      Operating Income, before corporate expenses, for the segments is shown in the schedule below:
                                              Operating Income ($000)
                                                 Three Months Ended
                                           -------------------------------
                                           October 31,           July 31,
                                              2001                2001
                                           -----------         -----------

Chemical Specialties Group                   $  8,672            $  7,698
Plumbing Products Group                            47                 686
Partsmaster Group                               1,702               1,524
Landmark Direct                                  (816)               (622)
                                           ------------        ------------
                                             $  9,605            $  9,286
                                           ===========         ===========

     Even though sales in the Chemical Specialties segment were overall 2% less in the second quarter compared to the first quarter, operating income was approximately $1 million more. The increase in operating income was in the domestic operations, with operating income increasing due to net sales being 6% greater in the second quarter compared to the first quarter. Operating income was relatively flat between the two quarters in the international chemical operation.

     The decrease in operating income in the Plumbing Products Group from the first quarter was primarily due to increased costs associated with major home repair centers. Landmark Direct had an operating loss of $816,000 in the second quarter compared to $622,000 in the first quarter. Seasonal sales to schools, which are sold at a lower margin, contributed to this increased loss.


Six Months Comparison - Prior Year

     Net Sales from Continuing Operations were $338.1 million for the six months ended October 31, 2001, compared to $354.4 million in the first six months of last fiscal year as follows:

                                                     Net Sales
                                           -------------------------------
                                                  Six Months Ended
                                           -------------------------------
                                           October 31,         October 31,
                                              2001                2000
                                           -----------         -----------

Chemical Specialties Group                   $  216.3            $  216.1
Plumbing Products Group                          57.7                58.2
Partsmaster Group                                36.4                39.1
Landmark Direct                                  27.7                26.3
Other                                               -                14.7
                                           -----------         -----------
                                             $  338.1            $  354.4
                                           ===========         ===========

     Comparing sales of just the four active segments, sales were $338.1 million in the six months this year compared to $339.7 million in the same period last year.

     In the Chemical Specialties group, domestic sales were 5% higher in the current six months and international sales were 5% lower. The decrease in the international sales level was primarily due to the effect of the strong U.S. dollar on the currency translation. In the remaining segments, sales were relatively the same as in the six month period last year.

     Operating income for the four segments was significantly lower in the six months this year compared to the same period last year as shown below:


                                              Operating Income ($000)
                                           -------------------------------
                                                  Six Months Ended
                                           -------------------------------
                                           October 31,         October 31,
                                              2001                2000
                                           -----------         -----------

Chemical Specialties Group                   $ 16,370            $ 20,752
Plumbing Products Group                           733               3,906
Partsmaster Group                               3,226               3,779
Landmark Direct                                (1,438)                568
                                           ------------        ------------
                                             $ 18,891            $ 29,005
                                           ===========         ===========

     In the Chemical Specialties Group, operating income for the domestic operation was up in the six months over the same period last year due to higher sales volume and cost control efforts. In the international operation, flat sales combined with higher operating costs, principally marketing costs, were responsible for a decrease in operating income. In the Plumbing Products Group significant expenses were incurred in the six months this year in redesigning the packaging and replacing packaged merchandise in major home repair centers. The decrease in operating income in the Partsmaster Group is primarily due to the decrease in sales compared to the same period last year. Landmark Direct had an operating loss of $1.4 million in the six months this fiscal year compared to operating income of $.6 million in the same period last year. This was caused by competitive pressures on selling price, lower margins in sales to schools, sale of three product lines in January 2001, and the cost of material, which was approximately 9 percentage points higher in the six months this year versus the same period last year.

     Unallocated Corporate Expenses includes adjustments to the surrender value of life insurance contracts covering certain employees. These adjustments include a charge to operations of $1.1 million in the current six months compared to a nominal change in the same period of the prior year.

     Provision for Income Taxes was 27.3% of Income from Continuing Operations compared to 39.6% in the six months last year. This reduction is primarily due to a tax deduction from the disposition of a foreign subsidiary during the first quarter. There is a nominal book gain from the disposition. Deferred taxes were not previously provided because management had not made the decision to dispose of this investment. Net sales for this subsidiary have been approximately $1 million a year with small operating losses.


Pending Buy-Out Proposal

     On October 1, 2001, the Board of Directors of the Company announced that the Company received a buy-out proposal at $47.50 per share from Irvin Levy, the Company's President and Chairman, and his brother Lester Levy on behalf of certain members of the Levy family, who currently own 57.5% of the shares of the Company's stock. The Board of Directors has appointed a committee of independent directors to consider the proposal.


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

(b)   Reports on Form 8-K --  A report on Form 8-K was filed on October 1, 2001.




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     NCH Corporation
                                         -----------------------------------
                                                      (Registrant)


Date: December 14, 2001                   /s/ Tom Hetzer
                                         -----------------------------------
                                          Tom Hetzer
                                          Vice President - Finance
                                          (Principal Accounting Officer)

December 14, 2001




Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549


RE:   NCH Corporation
      Commission File Number 1-5838
      Form 10-Q for Fiscal Quarter Ended October 31, 2001


Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for filing by electronic transmission pursuant to the Commission's EDGAR program.


Sincerely,



/s/ Tom Hetzer
Tom Hetzer
Vice President - Finance